Form 10-K
period 2008-12-31
AMF CAPITAL GROUP INC.
filed 2009-04-13
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 000-20462

AMF Capital Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3746596
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2424 W Main St.
Alhambra, CA 81801-1658
(Address of Principal Executive Offices & Zip Code)

626-862-8208
(Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 7, 2009 was 18,000,000.

AMF CAPITAL GROUP, INC

Part I

Item 1.  Business

Summary

AMF Capital Group, Inc.  was incorporated in the State of Nevada on June 13, 2008.  AMF Capital Group, Inc. is a consulting company providing services to early-stage nanotechnology or tiny technology companies.

Our  consulting  approach is comprised of providing  our clients with  formation advice,  comprehensive  valuation and due diligence and close  involvement  with management  in  building  the  Company’s  business  structure.  As a consulting company we also provide managerial assistance to our clients.

AMF is a development stage company. AMF has a limited history of operations.  We presently do not have the funding to execute our business plan.

GENERAL INTRODUCTION

AMF  Capital  Group  Inc.,  is  a  consulting  company  specializing in providing consulting  services to nanotechnology or tiny technology entities..  Since its inception on June 13, 2008, AMF has incurred significant losses through December 31, 2008.

We expect to continue to incur losses for at least the next 12 months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash  equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the necessary capital to fund our business through the sale of equity securities. (See "Plan of Operation")

Our consulting  approach is comprised of providing  our clients with  formation advice,  comprehensive  valuation and due diligence and close  involvement  with management  in  building  the  company’s  business  structure.  As a consulting company, we also provide managerial assistance to our clients.

AMF is a development stage company.  AMF has a limited history of operations.  We presently do not have the funding to execute our business plan.

Our independent auditors have added an explanatory  paragraph to their report of our audited  financial  statements  for the period ended December 31,  2008, stating that our  lack of revenues and  dependence on our ability to raise additional capital to continue our business,  raises substantial doubt  about our  ability  to  continue  as a going  concern.  Our financial statements and their explanatory notes included as part of this report do not include any adjustments that might result from the outcome of this uncertainty.  If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our planned business operations.

The Company’s principal executive offices are located at 2424 W. Main Street, Alhambra, California, 91801.  The Company's telephone number is 1-626-862-8208.

BUSINESS DEVELOPMENT

The Company was incorporated on June 13, 2008.  The company has had limited operations from incorporation (June 13, 2008) to December 31, 2008.

Over the next twelve months, AMF Capital Group, Inc. plans to build out and establish its reputation and network of clients and advisors in the Nanotechnology industry. The company aims to form long term working relationships with a number of early stage nanotechnology companies.

PRINCIPAL OPERATIONS, PRODUCTS AND SERVICES OF THE COMPANY

AMF  Capital  Group,  Inc.,  also  referred  to as  AMF  and  the  Company,  was incorporated  in the  State of  Nevada  on June 13,  2008.  AMF is a consulting company specializing in providing consulting services primarily to early-stage nanotechnology companies, which we define as nanotechnology, micro-systems and micro-electromechanical systems ("MEMS").

AMF is a development stage company with a limited history of operations.

DESCRIPTION OF CONSULTING SERVICES

AMF Capital Group, Inc. specializes in providing consulting services to early-stage nanotechnology or "tiny technology" companies.  Our consulting approach is comprised of providing clients with good quality formation advice, thorough valuation and due diligence and close involvement with management to build their company structure. The Company aims to provide managerial assistance as well. AMF Capital Group Inc. provides consulting services primarily in "tiny technology,"   which   we   define   as   nanotechnology,    micro-systems and micro-electromechanical systems ("MEMS").

Nanotechnology is measured in nano-meters, which are units of measurement in billionths of a meter.  Microsystems and micro-electromechanical systems are measured in micrometers, which are units of measurement in millionths of a meter.  We consider a company to be a tiny technology  company if the  company employs  or  intends  to  employ  technology  that  we  consider  to be  at  the micro-scale or smaller and if the  employment of that  technology is material to its business plan.  Because it is in many respects a new field, tiny technology has significant scientific, engineering and commercialization risks.

We expect to provide consulting services to companies in the nanotechnology sector, having limited marketability and a greater risk of failure than other companies.  As such, we may not always be successful in achieving a long-term consulting contract or be immediately compensated for services rendered. Although we currently restrict our consulting services to tiny technology,  such technology  is  enabling  technology  applicable  to a wide  range of fields and businesses, and therefore are not restricted to a particular industry.

Achievement of our business objective is basically dependent upon the judgment, skill and knowledge of our management. Mr. Miller, currently our sole executive officer and director, has over five years experience in providing consulting services to companies in the nanotechnology sector.  There can be no assurance that a suitable replacement could be found for any of our officers upon their retirement, resignation, inability to act on our behalf, or death.

In connection with our consulting services, the company also may participate in providing a variety of services to our clients, including the following:

    *    recruiting management;
    *    formulating operating strategies;

    *    formulating intellectual property strategies;
    *    assisting in financial planning;
    *    providing management in the initial start-up stages; and
    *    establishing corporate goals.

We may assist in raising additional capital for these companies from potential investors. We may introduce these companies to potential joint venture partners, suppliers and   customers.   In addition,   we may assist in establishing relationships with investment bankers and other professionals.  We may also assist with mergers and acquisitions. We will derive income from these companies for the performance of any of the above services. As part of our consultation, we can also assist each company in establishing its own independent capitalization, management and Board of Directors.

Competition

We will encounter considerable competition for the services that we are offering; however we believe that the company will be able to attract a sufficient number of clients to fulfill its objectives.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to this industry as well as the need to comply with all regulations, rules and corporate directives in the state of Nevada, the state wherein our company is domiciled.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for our services.

Reports to Securities Holders

We will provide an annual report that includes audited financial information to our shareholders.  We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934.  We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly.  In addition, we will file Form 8K and other proxy and information statements from time to time as required.  We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.  The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements.  Forward-looking statements include underlying assumptions and other statements that are other than historical facts.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission (“SEC”).

The Company has no formal lease on the premises out of which it currently operates.
The Company currently shares a minimal office facility located at 2424 W Main St. Alhambra, CA 81801-1658.   No formal lease or other agreement exists.  Space is being provided to the Company at no cost.

The Company may be asked to leave and vacate the premises at any time.  The Company’s current financial position prevents it from looking for other options to house its operations.  If the Company is asked to leave the premises it could be materially detrimental to the Company’s operations.

No established market for our products.

There is no established market for our services.  These products have only been narrowly marketed in the past and a risk exists for the establishment of a new market.  We are counting on a new market developing and that the new market will accept our services as opposed to other alternatives.  The new market may not develop or may not develop in time to allow us to continue our operations.

The Company’s lack of operating history.

The Company has had no revenue since its attempt to become involved in this industry  We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.

Our business plan is unproven.

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful.  Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved.  Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

The Company will need financing which may not be available.

The Company has not established a source of equity or debt financing and will require such financing to establish our business and implement our strategic plan.  If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations.

We have no committed source of financing.  Wherever possible, we will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of shares of our stock.  In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

There is a limited trading market for our Common Stock.  No assurance can be given that an orderly trading market or any trading market will ever develop for our Common Stock.

In addition, AMF Capital Group, Inc. common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies.  At times, this volatility has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of the Company’s actual operating performance.

The trading price of AMF Capital Group, Inc. Common Stock is likely to be subject to significant fluctuations.

There can be no assurance as to the prices at which AMF Capital Group, Inc. common stock will trade, if any trading market develops at all.  Until the Common Stock is fully distributed and an orderly market develops, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.  Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including:
  the depth and liquidity of the market,
  developments affecting the business of  Principal Capital Group generally and the impact of those factors referred to below in particular, investor perception of Principal Capital Group, and
  General economic and market conditions.
We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, commencing with our annual report for the fiscal year ending October 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2010.  The internal control report must include a statement
  Of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;
  Of management's assessment of the effectiveness of our internal control over financial reporting as of year end;
  Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and
  that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010.  We have not yet completed our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We are a start up operation and we expect to incur operating losses for the foreseeable future.

We were incorporated in June 2008 and to date have recently been involved in organizational activities.  We have no way to evaluate the likelihood that our business will be successful.  We have not earned any revenues as of the date of this annual report.  Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of this business.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $62,903 for the period from the date of inception on June 13, 2008 to December 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations.. These factors raise substantial doubt that we will be able to continue as a going concern. Moore and Associates, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Item 2.  Properties

We currently do not own any physical property or own any real property.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

Our common stock is listed for trading under the symbol “AFCP”.

As of the date of this report we have 24 shareholders of record.  We have paid no cash dividends and have no outstanding options.  We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  We are a development stage company and have not yet generated or realized any revenues.

Results of Operations

We are still in the organizational stage and have not generated any revenues to date.

We incurred operating expenses of $62,903 from date of inception for the 6 month period ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended December 31, 2008. Our net loss for the year ending December 31, 2008 was $62,903.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2008 and had  outstanding liabilities of $52,903. Management believes our current cash balance will be unable to sustain operations for the next 12 months.  We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.   If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated no revenue to date.

Plan of Operation

We had no cash on hand at December 31, 2008. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months.  As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.   If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.    We are an exploration stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach that stage.

Our plan of operation is to complete the corporate organization necessary to the attainment of conslulting clients, and to proceed with the marketing of our services..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMF Capital Group Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of AMF Capital Group Inc. (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception on June 13, 2008 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMF Capital Group Inc. (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception on June 13, 2008 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $62,903, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 8, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

AMF CAPITAL GROUP, INC.
(A Development Stage Company)
Balance Sheet
(Stated in US Dollars)

As of
December 31
2008
(Audited)
Assets
Current assets
Cash	$-
Total current assets	-

Total Assets	$-

Liabilities
Current liabilities
Bank overdraft	17
Accounts payable	$6,000
Total current liabilities	6,017

Long Term Liabilities
Shareholder Loan	46,886
Total Liabilities	$52,903

Stockholders' Deficiency
Common Stock, $0.001 par value 75,000,000 Common Shares Authorized 18,000,000 Shares Issued and outstanding	18,000
Additional paid-in capital	(8,000)
Deficit accumuated during development stage	(62,903)
Total stockholders deficit	(52,903)

Total Liabilites and Stockholders Equity	$-

The accompanying notes are part of these financial statements.

AMF CAPITAL GROUP INC.
(A Development Stage Company)
Statement of Operations
(Stated in US Dollars)

From inception (June 13, 2008) to December 31, 2008
Revenue	$-

Expenses
Accounting & Professional Fees	62,903
Total Expenses	62,903

Provision for income tax	-

Net Income (Loss)	$(62,903)

Basic & Diluted (Loss) per Common Share	(0.003)

Weighted common shares outstanding - basic and diluted	18,000,000

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP INC.
(A Development Stage Company)
Statement of Cash Flows
(Stated in US Dollars)

From inception (June 13, 2008) to December 31, 2008

Operating Activities
Net income (loss)	$(62,903)
Accounts payable	6,000
Net cash used in operating activities	(56,903)

Financing Activities
Shareholder Loan	46,886
Common shares issued to founders @ $0.001 per share	10,000
Net cash provided by financing activities	$56,886

Cash at beginning of period	-
Cash at end of period	$(17)

Supplemental information
Cash Paid For:
Interest	$-
Income Tax	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-
Stock issued for accounts payable	$-
Stock issued for notes payable and interest	$-
Stock issued for convertible debentures and interest	$-
Convertible debentures issued for services	$-
Warrants issued	$-
Stock issued for penalty on default of convertible debentures	$-
Note payable issued for finance charges	$-
Forgiveness of note payable and accrued interest	$-

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (June 13, 2008) to December 31, 2008
(Stated in US Dollars)

	Common Stock		Paid in	Deficit Accumulated During Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	18,000,000	$18,000	$(8,000)		$10,000

Net Income(Loss) for period				(62,903)	(62,903)
Balance, December 31, 2008	18,000,000	18,000	(8,000)	(62,903)	(52,903)

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP, INC.
(A Development Stage Company)
Footnotes to the Financial Statements
From Inception to December 31, 2008
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AMF Capital, Inc. was incorporated in the state of California on June 13, 2008.

The company is in the business of providing consulting and management services to early-stage nanotechnology or tiny technology companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

c.	Income Taxes

The Company prepares its tax returns on the accrual basis.  The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

d.	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.	Assets

The company had a bank overdraft of $17. as of  December 31, 2008.

f.	Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2008 and has paid or accrued expenses of $62,903 since inception.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

In accordance with FASB 144, 25, “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as “income from operations” is presented, it shall include the amount of that loss.” The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

g.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.  As of December 31, 2008 the company has no cash.

j.	Liabilities

Liabilities are made up of current liabilities and long-term liabilities.  Current liabilities include accounts payable of $6,000.   The long-term liabilities consist of a two year shareholder loan of $46,886.

Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of December 31, 2008, there are 18,000,000 common shares issued and outstanding at a value of $0.001 per share

There are no preferred shares authorized or issued..

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $62,903 for the period from inception to December 31, 2008 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 9.  Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairlyreflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Alan Miller	49	President, Secretary, Treasurer and Director

Mr. Miller has worked as a securities broker and an executive for a variety of companies during his career specializing in the securities industry.  In 1990 founded Winchester Securities, a brokerage firm based in Kansas City, Kansas.  In 2008, he served as a director for Fortuna Gaming Corp., a Nevada Corporation.

Term of Office

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

Significant Employees

We have no significant employees other than our officer and/or director, Mr. Alan Miller, who currently devotes approximately 20 hours per week to company matters.

Mr. Miller has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Mr. Miller has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We will conduct a substantial portion of our business through agreements with consultants and arms-length third parties. We will pay our consultants the usual and customary rates received by consultants performing similar consulting services.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:
  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
  Accountability for adherence to the Code.
Item 11.  Executive Compensation

Management Compensation

Our current director and officer is Alan Miller.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period ended December 31, 2008.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Alan Miller	President, Secretary, Treasurer, and Director	2008	$0	$0	$0	$0	$0	$0	$0

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of  April 8, 2009 (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Alan Miller 2424 W Main St. Alhambra, CA 81801-1658	10,400,000 direct	57.8%

Common Stock	Officer and/or director as a Group	10,400,000	57.8%

Holders of More than 5% of Our Common Stock

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2009.

Item 13.  Certain Relationships and Related Transactions

During the period from inception through December 31, 2008 certain shareholders loaned operating cash to the corporation.  In return the corporation provided them with an unsecured note, without interest repayable on December 31, 2010.

Item 14.  Principal Accounting Fees and Services

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $7,000 for audit-related and tax services.

PART IV

Item 15.  Exhibits

Exhibit Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMF Capital Group, Inc

April 8, 2009	By:	/s/ Alan Miller
Alan Miller, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMF Capital Group, Inc

April 8, 2009	By:	/s/ Alan Miller
Alan Miller, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)