Form 10-Q
period 2009-03-31
AMF CAPITAL GROUP INC.
filed 2009-05-20
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 000-20462

AMF CAPITAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada	95-3746596
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2424 W Main St.
Alhambra, CA 81801-1658
Telephone: 626-862-8208
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 18,000,000 shares of common stock issued and outstanding at May 18, 2009

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

AMF CAPITAL GROUP, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

(Unaudited)

AMF CAPITAL GROUP, INC.
(A Development Stage Company)
Interim Balance Sheets
(Stated in US Dollars)

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	$-	$-

Total Assets	$-	$-

Liabilities
Current liabilities
Bank overdraft	$25	$17
Accounts payable	9,950	6,000
Total current liabilities	$9,975	$6,017

Long Term Liabilities
Shareholder Loan	46,886	46,886
Total Liabilities	$56,861	$52,903

Stockholders' Deficiency
Common Stock, $0.001 par value
75,000,000 Common Shares Authorized
18,000,000 Shares Issued and outstanding	$18,000	$18,000
Additional paid-in capital	(8,000)	(8,000)
Deficit accumuated during development stage	(66,861)	(62,903)
Total stockholders deficit	$(56,861)	$(52,903)

Total Liabilites and Stockholders Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP INC.
(A Development Stage Company)
Statement of Operations
(Stated in US Dollars)

	For the 3 Months ended March 31, 2009	From inception (June 13, 2008) to March 31, 2009

Revenue	$-	$-

Expenses
Accounting & Professional Fees	$3,958	$66,861
Total Expenses	$3,958	$66,861

Net Income(Loss) before provision for income taxes	(3,958)	(66,861)
Provision for income tax	-	-

Net Income (Loss)	$(3,958)	$(66,861)

Basic & Diluted (Loss) per Common Share	$(0.0002)	$(0.0037)

Weighted common shares outstanding-	18,000,000	18,000,000
basic and diluted

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP INC.
(A Development Stage Company)
Statement of Cash Flows
(Stated in US Dollars)

	For the 3 months ended March 31,2009	From inception (June 13, 2008) to March 31, 2009

Operating Activities
Net income (loss)	$(3,958)	$(66,861)
Accounts payable	3,950	9,950
Net cash used in operating activities	$(8)	$(56,911)

Financing Activities
Shareholder Loan		46,886
Common shares issued to founders @ $0.001 per share		10,000
Net cash provided by financing activities	$(8)	$56,886

Cash at beginning of period	(17)	-
Cash at end of period	$(25)	$(25)

Supplemental Information
Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-
Stock issued for accounts payable	$-	$-
Stock issued for notes payable and interest	$-	$-
Stock issued for convertible debentures and interest	$-	$-
Convertible debentures issued for services	$-	$-
Warrants issued	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-
Note payable issued for finance charges	$-	$-
Forgiveness of note payable and accrued interest	$-	$-

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (June 13, 2008) to March 31, 2009
 (Stated in US Dollars)

				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	18,000,000	$18,000	$(8,000)		$10,000

Net Income(Loss) for period				$(62,903)	(62,903)
Balance, December 31, 2008	18,000,000	$18,000	$(8,000)	$(62,903)	$(52,903)
Net Income(Loss) for period				(3,958)	(3,958)
Balance, March 31, 2009	18,000,000	$18,000	$(8,000)	$(66,861)	$(56,861)

The accompanying notes are an integral part of these financial statements.

AMF CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Plan of Operation

Our business plan is to proceed with the development of our consulting business. We had no cash reserves as of the period ended March 31, 2009. The lack of cash has kept us from conducting any marketing.  Our cash balance is insufficient to fund our levels of operations for the next twelve months.  As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We have not generated any revenue to date.

Results of Operations

Since the date of our inception, June 13, 2008, we have not generated any revenues. We incurred total operating expenses of $3,958 for the three months ended March 31, 2009. There was no comparable period for the three months ended March 31, 2008. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings.  Our total loss for the three months ended March 31, 2009 was $3,958.  Our total loss from inception to March 31, 2009 was $66,861.

Selected Financial Information

March 31, 2009
Current Assets	$-
Total Assets	$-
Current Liabilities	$9,975
Stockholders’ Equity (Deficiency)	$(56,861)

Liquidity and Capital Resources

At March 31, 2009, we had no cash in the bank.

We are contemplating raising additional capital to finance our programs. No final decisions regarding the program or financing have been made at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have not changed our accounting policies since December 31, 2008.

Liquidity and Capital Resources

We did not issue any shares during the three months ended March 31, 2009.

Item 3.    Controls and Procedures

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
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Part II.    Other Information.

ITEM 1.    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2009.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation

3.2	Bylaws

31.1
Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Signatures

AMF Capital Group, Inc.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2009

	SIGNATURE	TITLE	DATE

By:	/s/ ALAN MILLER	Chief Executive Officer, Chief Financial Officer,	May 19, 2009
	Alan Miller	President, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Accounting Officer)