Form 10-Q
period 2009-06-30
Blackrock Resources
filed 2009-08-19
CIK 1438673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the  transition period from __________ to __________

                        Commission File Number: 000-20462


                            BLACKROCK RESOURCES INC.
             (Exact name of Registrant as specified in its charter)

             Nevada                                         95-3746596
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

       SUITE 500, 6100 NEIL ROAD
            RENO, NV 89511                           Telephone: 626-862-8208
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

                             AMF Capital Group, Inc.
                               2424 W. Main Street
                             Alhambra, CA 81801-1658
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 54,000,000 shares of common stock issued and outstanding at July 31, 2009

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                             Interim Balance Sheets
                             (Stated in US Dollars)

                                                              June 30,          December 31,
                                                                2009               2008
                                                              --------           --------
                                                             (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                        $     --           $     --
                                                              --------           --------
Total current assets                                                --                 --
                                                              --------           --------

Total Assets                                                  $     --           $     --
                                                              ========           ========

                                  LIABILITIES
CURRENT LIABILITIES
  Bank overdraft                                              $     25           $     17
  Accounts payable                                              12,921              6,000
                                                              --------           --------
Total current liabilities                                       12,946              6,017
                                                              --------           --------
LONG TERM LIABILITIES
  Shareholder Loan                                              47,804             46,886
                                                              --------           --------
Total Liabilities                                               60,750             52,903
                                                              --------           --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $0.001 par value
   75,000,000 Common Shares Authorized
   54,000,000 Shares Issued and outstanding                     54,000             54,000
  Additional paid-in capital                                   (44,000)           (44,000)
  Deficit accumulated during development stage                 (70,750)           (62,903)
                                                              --------           --------
Total stockholders deficit                                     (60,750)           (52,903)
                                                              --------           --------

Total Liabilities and Stockholders' Equity (Deficit)          $     --           $     --
                                                              ========           ========


   The accompanying notes are an integral part of these financial statements.

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                    Three Months     June 13, 2008      Six Months       June 13, 2008     June 13, 2008
                                       Ended         (Inception) to       Ended         (Inception) to     (Inception) to
                                      June 30           June 30          June 30           June 30            June 30
                                        2009              2008             2009              2008               2009
                                    ------------      ------------     ------------      ------------       ------------
REVENUES                            $         --      $         --     $         --      $         --       $         --
                                    ------------      ------------     ------------      ------------       ------------
OPERATING EXPENSES
  Professional fees                           --                --            3,958                --             66,861
  Transfer agent                           3,889                --            3,889                --              3,889
                                    ------------      ------------     ------------      ------------       ------------
      Total Operating Expenses             3,889                --            7,847                --             70,750
                                    ------------      ------------     ------------      ------------       ------------

NET LOSS BEFORE INCOME TAXES              (3,889)               --           (7,847)               --            (70,750)
Provision for income taxes                    --                --               --                --                 --
                                    ------------      ------------     ------------      ------------       ------------

NET LOSS FOR THE PERIOD             $     (3,889)     $         --     $     (7,847)     $         --       $    (70,750)
                                    ============      ============     ============      ============       ============

BASIC AND DILUTED LOSS PER SHARE    $      (0.00)     $      (0.00)    $      (0.02)     $      (0.00)
                                    ============      ============     ============      ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                        54,000,000        54,000,000       54,000,000        54,000,000
                                    ============      ============     ============      ============


    The accompanying notes are an integral part of these financial statements

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                               Six Months      June 13, 2008      June 13, 2008
                                                                 Ended        (Inception) to      (Inception) to
                                                                June 30          June 30             June 30
                                                                  2009             2008                2009
                                                                --------         --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (7,847)        $     --            $(70,750)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:                                    --               --                  --

  Changes in assets and liabilities
    Increase (decrease) bank overdraft                                 8               --                  25
    (Decrease) in accounts payable                                 6,921               --              12,921
                                                                --------         --------            --------
        Net cash used in operating activities                       (918)              --             (57,804)
                                                                --------         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES                                  --               --                  --
                                                                --------         --------            --------
        Net cash provided by (used in) investing activities           --               --                  --
                                                                --------         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                   --           10,000              10,000
  Repayments of related party loan                                    --               --                  --
  Proceeds from related party loan                                   918               --              47,804
                                                                --------         --------            --------
        Net cash provided by financing activities                    918           10,000              57,804
                                                                --------         --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  --           10,000                  --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       --               --                  --
                                                                --------         --------            --------
CASH AND CASH EQUIVALENTS- END OF PERIOD                        $     --         $ 10,000            $     --
                                                                ========         ========            ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Common stock issued for services                              $     --         $     --            $     --
                                                                ========         ========            ========


    The accompanying notes are an integral part of these financial statements

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                 From Inception (June 13, 2008) to June 30, 2009
                             (Stated in US Dollars)

                                                                                               Deficit
                                                                                             Accumulated
                                                         Common Stock                          During
                                                      -------------------        Paid in     Development      Total
                                                      Shares       Amount        Capital        Stage         Equity
                                                      ------       ------        -------        -----         ------
Shares issued to founders - June 13, 2008
at $0.001 per share                                 54,000,000     $54,000      $(44,000)     $     --       $ 10,000

Net Income(Loss) for period from inception
June 13, 2008 to December 31, 2008                          --          --            --       (62,903)       (62,903)
                                                    ----------     -------      --------      --------       --------
Balance, December 31, 2008                          54,000,000     $54,000      $(44,000)     $(62,903)      $(52,903)

Net Income(Loss) for period ended June 30, 2009             --          --            --        (7,847)        (7,847)
                                                    ----------     -------      --------      --------       --------
Balance, June 30, 2009                              54,000,000     $54,000      $(44,000)     $(70,750)      $(60,750)
                                                    ==========     =======      ========      ========       ========


   The accompanying notes are an integral part of these financial statements.

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2009
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the state of Nevada on June 13, 2008 as AMF Capital, Inc. for the purpose of providing consulting and management services to early-stage nanotechnology or tiny technology companies. On May 28, 2009 the Company changed its name to Blackrock Resources Inc. and on July 29, 2009 entered into a mineral property exploration joint venture agreement. See note 4 Effective June 8, 2009 the Company forward split its issued shares of common stock on a three new for one old basis (3 : 1) All references to issued common shares in these financial statements reflect the forward split.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENT

On July 24, 2009 the Company entered into a letter agreement with Global Minerals Ltd., a British Columbia company, to enter into a joint venture to develop and exploit Global Minerals' Front Range gold mining project located in the Gold Hill Mining District, Boulder County, Colorado. Under the terms of the agreement, the Company will pay $100,000 to Global Minerals upon signing of a formal joint venture agreement on or before September 15, 2009. The joint venture will be owned 50% by the Company and 50% by Global Minerals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain "forward-looking statements," including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PLAN OF OPERATION

Our business plan is to proceed with the development of our consulting business. We had no cash reserves as of the period ended June 30, 2009. The lack of cash has kept us from conducting any marketing. Our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have not generated any revenue to date.

RESULTS OF OPERATIONS

Since the date of our inception, June 13, 2008, we have not generated any revenues. We incurred total operating expenses of $7,847 for the six months ended June 30, 2009. There was no comparable period for the six months ended June 30, 2008. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. Our total loss for the six months ended June 30, 2009 was $7,847. Our total loss from inception to June 30, 2009 was $70,750.

SELECTED FINANCIAL INFORMATION

                                             June 30, 2009
                                             -------------
     Current Assets                             $     --
     Total Assets                               $     --
     Current Liabilities                        $ 12,946
     Stockholders' Equity (Deficiency)          $(70,750)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had no cash in the bank.

We are contemplating raising additional capital to finance our programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the three or six months ended June 30, 2009 to raise capital. Our accounts payable increased by $6,921 and our loan from a shareholder increased by $918 during the six months ended June 30, 2009.

ITEM 3. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

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

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

In July 2009 the company (Blackrock Resources Inc.) received correspondence from BlackRock, Inc. a company listed on the NYSE, claiming that the use of "BlackRock" in the company's name infringes upon BlackRock, Inc's Service Mark. BlackRock, Inc, has threatened legal action if the name of our company is not changed. The company is currently communicating with BlackRock, Inc and is also looking at different options for a name change.

With the exception of the above, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2009.

ITEM 5. OTHER INFORMATION.

On May 28, 2009 the Company accepted the resignation of its sole officer and director Alan Miller and appointed Charles Irizarry as a Director, President and Secretary of the Company, and Jeffrey Miller as Director of the Company, effective as of equal date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

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

Blackrock Resources Inc.

Date: August 18, 2009

          Signature                         Title                     Date
          ---------                         -----                     ----


By: /s/ Charles Irizarry            Chief Executive Officer,     August 18, 2009
    ---------------------------     Chief Financial Officer
    Charles Irizarry