Form 10-Q
period 2009-09-30
Blackrock Resources
filed 2009-11-23
CIK 1438673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2009

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

          Unit 222, 6820-188 St.
           Surrey, BC, V4N 3G6                       Telephone: 604-575-3552
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

                            SUITE 500, 6100 NEIL ROAD
                                 RENO, NV 89511
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 54,000,000 shares of common stock issued and outstanding at November 18, 2009

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                         September 30,       December 31,
                                                             2009               2008
                                                           --------           --------
                                                          (Unaudited)         (Audited)
                                     ASSETS

Current assets
  Cash                                                     $     --           $     --
                                                           --------           --------
Prepaid expense                                                  15                 --
                                                           --------           --------
Total current assets                                             15                 --
                                                           --------           --------

      Total Assets                                         $     --           $     --
                                                           ========           ========

                                   LIABILITIES

Current liabilities
  Bank overdraft                                           $     25           $     17
  Accounts payable                                           15,746              6,000
                                                           --------           --------
Total current liabilities                                    15,771              6,017
                                                           --------           --------
Long Term Liabilities
  Shareholder Loan                                           48,449             46,886
                                                           --------           --------

      Total Liabilities                                      64,220             52,903
                                                           --------           --------
Stockholders' Deficit
  Common Stock, $0.001 par value
   75,000,000 Common Shares Authorized
   54,000,000 Shares Issued and outstanding                  54,000             54,000
  Additional paid-in capital                                (42,808)           (44,000)
  Deficit accumulated during development stage              (75,397)           (62,903)
                                                           --------           --------
Total stockholders' deficit                                 (64,205)           (52,903)
                                                           --------           --------

      Total Liabilities and Stockholders' Deficit          $     15           $     --
                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                  Three months           June 13, 2008          Nine months            June 13, 2008
                                     ended              (Inception) to             ended              (Inception) to
                                  September 30,          September 30,          September 30,          September 30,
                                      2009                   2008                   2009                   2009
                                  ------------           ------------           ------------           ------------
REVENUES                          $         --           $         --           $         --           $         --
                                  ------------           ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                      2,617                 32,091                  6,575                 69,478
  Administration                           638                     --                    638                    638
  Transfer agent                           200                     --                  4,089                  4,089
  Interest expense                       1,192                     --                  1,192                  1,192
                                  ------------           ------------           ------------           ------------
TOTAL OPERATING EXPENSES                 4,647                 32,091                 12,494                 75,397
                                  ------------           ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES            (4,647)               (32,091)               (12,494)               (75,397)

PROVISION FOR INCOME TAXES                  --                     --                     --                     --
                                  ------------           ------------           ------------           ------------

NET LOSS FOR THE PERIOD           $     (4,647)          $    (32,091)          $    (12,494)          $    (75,397)
                                  ============           ============           ============           ============

BASIC AND DILUTED LOSS
 PER SHARE                        $      (0.00)          $      (0.00)          $      (0.02)
                                  ============           ============           ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                   54,000,000             54,000,000             54,000,000
                                  ============           ============           ============


    The accompanying notes are an integral part of these financial statements

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine months        June 13, 2008      June 13, 2008
                                                                   ended          (Inception) to     (Inception) to
                                                                September 30,      September 30,      September 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(12,494)          $(32,091)          $(75,397)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Imputed interst on shareholder loan                             1,192                 --              1,192
  Changes in assets and liabilities
     Prepaid expense                                                   (15)               (15)
     Increase (decrease) bank overdraft                                  8                 --                 25
     (Decrease) in accounts payable                                  9,746             22,091             15,746
                                                                  --------           --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (1,563)           (10,000)           (58,449)
                                                                  --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                 --                 --
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --
                                                                  --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                     --             10,000             10,000
  Proceeds from related party loan                                   1,563                 --             48,449
                                                                  --------           --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,563             10,000             58,449
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    --                 --                 --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         --                 --                 --
                                                                  --------           --------           --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $     --           $     --           $     --
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Common stock issued for services                                $     --           $     --           $     --
                                                                  ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              From Inception (June 13, 2008) to September 30, 2009
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                     Common Stock                          During
                                                  -------------------        Paid in     Development      Total
                                                  Shares       Amount        Capital        Stage         Equity
                                                  ------       ------        -------        -----         ------
Shares issued to founders - June 13, 2008
at $0.001 per share                             54,000,000     $54,000      $(44,000)     $     --       $ 10,000

Net Income(Loss) for period from inception
June 13, 2008 to December 31, 2008                      --          --            --       (62,903)       (62,903)
                                                ----------     -------      --------      --------       --------
Balance, December 31, 2008                      54,000,000      54,000       (44,000)      (62,903)       (52,903)

Imputed interest on shareholder loan                                           1,192                        1,192

Net loss for period ended
 September 30, 2009                                     --          --            --       (12,494)       (12,494)
                                                ----------     -------      --------      --------       --------

Balance, September 30, 2009                     54,000,000     $54,000      $(42,808)     $(75,397)      $(64,205)
                                                ==========     =======      ========      ========       ========


   The accompanying notes are an integral part of these financial statements.

                            BLACKROCK RESOURCES INC.
                        Formerly AMF Capital Group, Inc.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2009
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the state of Nevada on June 13, 2008 as AMF Capital, Inc. On May 28, 2009 the Company changed its name to Blackrock Resources Inc. and on July 29, 2009 entered into a mineral property exploration joint venture agreement. See note 4

Effective June 8, 2009 the Company forward split its issued shares of common stock on a three new for one old basis (3 : 1). All references to issued common shares in these financial statements reflect the forward split.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 3 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 4 - GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

A share holder has loaned funds to the Company as needed to cover expenses. At September 30, 2009, the balance due is $48,449. The loan does not bear interest. Imputed interest in the amount of $1,192 is included in additional paid in capital.

NOTE 6 - SUBSEQUENT EVENTS

There were no subsequent events from the end of the quarter to November 18, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

The Company had no cash reserves at September 30, 2009. The lack of cash has kept us from proceeding forward on our business plan and our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have not generated any revenue to date and have no financing plans in place.

RESULTS OF OPERATIONS

Since the date of our inception June 13, 2008 we have not generated any revenues. We incurred total operating expenses of $11,302 for the nine months ended September 30, 2009 ($32,091 for the period ended September 30, 2008). The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. Our total loss for the nine months ended September 30, 2009 was $11,302. Our total loss from inception to June 30, 2009 was $74,205.

SELECTED FINANCIAL INFORMATION

                                                     September 30, 2009
                                                     ------------------

              Current Assets                             $     15
              Total Assets                               $     15
              Current Liabilities                        $ 15,771
              Shareholder loan                           $ 48,449
              Stockholders' Equity (Deficiency)          $(64,205)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had no cash in the bank.

We are contemplating raising additional capital to finance our programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the nine months ended September 30, 2009.

Our accounts payable increased by $9,746 and our loan from a shareholder increased by $1,563 during the three months ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, the end of our first quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

EVALUATION OF INTERNAL CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2009.

ITEM 5. OTHER INFORMATION

On September 19, 2009, the Company accepted the resignation of its President, Secretary and director, Charles Irizarry, and appointed Harpreet Sangha as a Director, President and Secretary of the Company, effective as of equal date. On October 22, 2009, the Company accepted the resignation of Jeffrey Miller as a Director of the Company.

Harpreet Sangha has been the director and CEO of Douglas Lake Minerals Inc. since April 2006. In addition, Mr. Sangha also served as the President, Secretary and Treasurer of Douglas Lake Minerals Inc. from April 2006 until he resigned from those positions on July 3, 2009. Mr. Sangha has over 18 years experience in business financing with specific interest in public company development. Mr. Sangha was also an investment advisor at Global Securities Corporation until March 2006.

NAME CHANGE

On November 2, 2009, the Company resolved to change its name from Blackrock Resources Inc. to Artepharm Global Corp. In addition, the Company has resolved to increase its authorized share capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock.

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


Blackrock Resources Inc.

Date: November 20, 2009

          Signature                         Title                     Date
          ---------                         -----                     ----


By: /s/ Harpreet Sangha            Chief Executive Officer,    November 20, 2009
    ---------------------------    Chief Financial Officer
    Harpreet Sangha