Form 10-K
period 2009-12-31
ARTEPHARM GLOBAL CORP.
filed 2010-04-15
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-53902

ARTEPHARM GLOBAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	95-3746596 (I.R.S. Employer Identification No.)

Unit 222, 6820-188 St.
Surrey, BC, V4N 3G6
(Address of Principal Executive Offices & Zip Code)

604-575-3552
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

[  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

[  ] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [X] No

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of June 30, 2009, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.12) on that date, was approximately $6,480,000.

The registration had 54,000,000 shares of common stock outstanding as of April 14, 2010.

ARTEPHARM GLOBAL CORP.

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", " will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our need for additional financing;

  the competitive environment in which we operate;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

Item 1. Business

Name and Organization

We were incorporated under the laws of the State of Nevada on June 13, 2008 under the name AMF Capital Group Inc. On June 5, 2009 our name was then changed to "Blackrock Resources Inc." On November 13, 2009, we changed our name to "Artepharm Global Corp." and increased our authorized share capital from 75,000,000 shares (with a par value of $0.001 per share) to 500,000,000 shares (with the par value unchanged at $0.001 per share).

Our principal business offices are located at Unit 222, 6820-188 St., Surrey, British Columbia, Canada, V4N 3G6 and our telephone number is (604) 575-3552.

General

We are is in the pharmaceutical business, seeking to find and market pharmaceutical products. We are currently in negotiations with a business called Artepharm Co., a pharmaceutical company involved in research and development and the manufacturing of artemisinin-based anti-malarias and anti-viral traditional Chinese medicines. We are seeking to acquire the patent and worldwide marketing rights to market Artepharm Co.'s product called Artequick(R). Artequick(R) is a natural artemisinin-based anti-malaria drug.

We are a development stage company with a limited history of operations. We presently do not have the funding to fully execute our business plan.

Bankruptcy or similar proceedings

We have not been the subject of a bankruptcy, receivership or similar proceedings.

Competition and markets

We face competition from other pharmaceutical companies who have proven track records in all aspects of our business, including product manufacturing and product marketing. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to market our product include available funds and our limited number of employees.

Regulatory considerations

Our business plan involves marketing a health product and as such is in a highly regulated industry. We must comply with all federal, state and local laws. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. We can not guarantee that compliance with existing federal, state and local laws, rules and regulations, will have no material or significantly adverse effect upon our capital expenditures, earnings or competitive position.

To date, compliance with government regulations has not required the expenditure of any significant amount of money. Since government regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge there are no current or threatened actions or claims by any local, state or federal agency. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

Employees

We do not have any full time or part time employees other then the officers and directors of our company who as of the date of this filing have not drawn a salary from our company. Any work required is performed by contractors as needed by our company.

Research and development expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and trademarks

As of the date of this filing we do not own, either legally or beneficially, any patents or trademarks.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

We are a development stage company and we expect to incur operating losses for the foreseeable future.

We were incorporated on June 13, 2008 and to date have recently been involved in the organization of our business. We have no way to evaluate the likelihood that our business will be successful. We have earned no revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of the business plan we undertake. These potential problems include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates. Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without any significant revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued a net loss of $84,775 for the period from inception (June 13, 2008) to December 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent the pharmaceutical ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by development companies in the pharmaceutical industry and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of the business plan. These potential problems include, but are not limited to, unanticipated problems relating to development, and additional costs and expenses that may exceed current estimates. If our business does not realize viable commercialization, we may decide to abandon the business. Our ability to execute our business plan will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Based on consumer demand, the growth and demand for any product we market may be slowed, resulting in reduced revenues to the company.

Our success will be dependent on the growth of demand for products we market. If consumer demand slows or does not materialize our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Harpreet Sangha our Chief Executive Officer, Chief Financial Officer, Secretary and director, currently devotes up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other officer and director spends similar amounts of time providing services to the company and there is no guarantee that he will have sufficient time to devote to the management of our business.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

Money raised to date is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Amendments to current laws and regulations governing our proposed operations could have a material adverse impact on our proposed business.

Our business will be subject to substantial regulation under state and federal laws relating to the development, upgrading, marketing, pricing, and taxation our business. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of business development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

Increases in our operating expenses will impact our operating results and financial condition.

Costs of business development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit our business and may affect the value of our assets. We may also be required to take costly corrective actions of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

The limited trading of our common stock on the OTC Bulletin Board may impair your ability to sell your shares.

There have been thin volumes of trading of our common stock. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

  dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

  announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

  fluctuations in revenue from our business as new reserves come to market;

  changes in the market for commodities or in the capital markets generally;

  quarterly variations in our revenues and operating expenses;

  changes in the valuation of similarly situated companies, both in our industry and in other industries;

  changes in analysts' estimates affecting us, our competitors or our industry;

  changes in the accounting methods used in or otherwise affecting our industry;

  additions and departures of key personnel;

  fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Applicable sec rules governing the trading of "penny stocks" will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than

$5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently do not own any physical property or own any real property. Our principal executive office is located at Unit 222, 6820-188 St. Surrey, BC, V4N 3G6.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since December 26, 2008. From December 26, 2008 to June 17, 2009 shares of our common stock were quoted on the OTC Bulletin Board under the symbol "AFCP", from June 18, 2009 to January 13, 2010 under the symbol "BCKR", and since January 14, 2010 our shares have been quoted under the symbol "ARGC". The range of high and low bid information for each quarter in the past year is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect forward a stock split of 3 for 1 completed in June 2009.

2009	High	Low
4th Quarter	$ 0.45	$ 0.175
3rd Quarter	$ 0.70	$ 0.10
2nd Quarter	$ 0.15	$ 0.0667
1st Quarter	$ 0.099	$ 0.0667

Holders

As of the date of this report we have approximately 60 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common shares. We anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our board of directors considers appropriate.

Equity Compensation Plans

We do not currently have any equity compensation plans in place at this time.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not issue any securities without registration under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in this annual report, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a development stage company and have yet to generated revenues to achieve profitability.

Plan of Operation

As described above under Item 1 - Business, we are currently in negotiations with a business called Artepharm Co., a pharmaceutical company involved in research and development and the manufacturing of artemisinin-based anti-malarias and anti-viral traditional Chinese medicines. We are seeking to acquire the patent and worldwide marketing rights to market Artepharm Co.'s product called Artequick(R). Artequick(R) is a natural artemisinin-based anti-malaria drug.

Our cash balance at December 31, 2009 was $0 with outstanding liabilities of $74,775. Our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Results of Operations

We are still in the development stage and have generated no revenues to date.

We incurred expenses of $21,889 for the year ending December 31, 2009 (2008 - $62,886). These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on our property for the year ended December 31, 2009. Our net loss for the year ending December 31, 2009 was $21,889 (2008 - $62,886).

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not been able to generate revenues and there is no assurance we will ever reach profitability. We are still in our development stage and have no minimal revenues to date.

Liquidity and Capital Resources

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2009.

Balance Sheet Data:	12/31/09	12/31/08
Cash	$ 0	$ 0
Total assets	$ 0	$ 0
Total liabilities	$ 74,775	$ 52,886
Shareholders' deficit	$ (74,775)	$ (52,886)

Our cash balance at December 31, 2009 was $0 with outstanding liabilities of $74,775. Our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2009 decreased to $7,124 from $56,886 in 2008.

Cash Provided By Financing Activities

We have funded our business to date primarily from loans sales of our common stock. In the year ended December 31, 2009, we received cash of $7,124 as a result of a loan, as compared to $56,886 in 2008 ($46,886 from a loan and $10,000 from the sale of shares to our founders).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Artepharm Global Corp.
(formerly Blackrock Resources, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Artepharm Global Corp. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, shareholders' equity (deficit) and cash flows for the twelve month period ended December 31, 2009 and the period from June 13, 2008 (inception) through December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artepharm Global Corp. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 14, 2010

ARTEPHARM GLOBAL CORP.
(formerly Blackrock Resources, Inc.)
(A Development Stage Company)
Footnotes to the Financial Statements
From Inception to December 31, 2009
(Stated in US Dollars)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY - Artepharm Global Corp. (hereinafter referred to as the "Company") was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The company was incorporated under the name AMF Capital Group, Inc. In June 2009, the company changed its name to Blackrock Resources, Inc. In January 2010 the company changed its name to Artepharm Global Corp. The company is in the pharmaceutical business seeking to find and market pharmaceutical products. The company is currently in negotiations with a business called Artepharm Co., a pharmaceutical company involved in R&D and the manufacturing of artemisinin-based anti-malarias and anti-viral traditional Chinese medicines. The company seeks to acquire the patent and worldwide marketing rights to market Artepharm Co.'s product called Artequick(R). Artequick(R) is a natural artemisinin-based anti-malaria drug.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a loss of $84,775 for the period from June 13, 2008 (inception) to December 31, 2009 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DEVELOPMENT STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2009 or 2008.

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2009, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2009 the company owed Harpreet Sangha, company CEO, the amount of $54,010. The loan is unsecured and has no interest and no fixed repayment date.

NOTE 4 - INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating $84,775, which expire through 2029. The deferred tax asset of $28,824 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2009 and 2008:
	2009	2008
Deferred tax assets	$28,824	$21,381
Valuation allowance for deferred tax assets	(28,824)	(21,381)
Net deferred tax assets	$ -	-

NOTE 5 - FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:
-	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

-	Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

-	Level 3

Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

 The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 6 - COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders' shares for $10,000.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There are no reporting subsequent events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Harpreet Sangha, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2009, due the deficiencies in our internal control over financial reporting as described below.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. In addition, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Harpreet Sangha	46	Chief Executive Officer, Chief Financial Officer, Secretary and a Director
Song Jianping	44	President and Director

Harpreet (Harp) Sangha has served as an officer and director of our Company since September 19, 2009. Mr. Sangha has been the director and CEO of Douglas Lake Minerals Inc. since April 2006. Mr. Sangha has over 18 years experience in business financing with a specific interest in public company development. He was an investment advisor at Global Securities Corporation until March 2006. The Board of Directors has concluded that Mr. Sangha should serve as a director given his experience with public company development.

Song Jianping has been President and a Director of our Company since March 1, 2010. Dr. Song is a researcher, MD, and Master Instructor of Chinese Medicine Clinical Basics (febrile disease subject) in Guangzhou University of Chinese Medicine. Dr. Song graduated from Jiangxi Medical College in 1986 and from the Guangzhou University of Chinese Medicine in 2001. He obtained a doctorate the same year. From 1986 to 1988, he served as a doctor in a Chinese medicine hospital in Huichang County, Jiangxi Province. From 1988 to 1998, he was an associate professor of Jiangxi College of Traditional Chinese Medicine. Since 1998, he served as Associate Professor of Institute of Tropical Medicine in Guangzhou University of Chinese Medicine, director of the Artemisia annua Research Center, and research fellow. Mr. Jianping has served as General Manager of Artepharm since 2004. The Board of Directors has concluded that Dr. Song should serve as a director given his medical background, which is relevant to our plan of operations.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their successor is elected and qualified, or until they resigns or are removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and holds office until removed by the Board.

Significant Employees

We have no significant employees other than our officer and/or directors who collectively devote approximately 20 hours per week to company matters.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Board Independence

None of our directors are considered independent directors under SEC rules as they are also officers of our company. We plan to add independent members to our board in the future, subject to our ability to locate and compensate such persons given our limited financial resources and the stage of our business.

Committees of the Board of Directors

Our company does not currently have any committees of our board of directors as we only have two directors, each of whom is also an officer.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

    A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

    Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

    Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

      Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

      Engaging in any type of business practice; or

      Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

    Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

    Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

    Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

    Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

      Any Federal or State securities or commodities law or regulation; or

      Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

      Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

    Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2009
Alan Miller	None
Charles Irizarry	1(1)
Jeffrey Miller	1(2)
Harpreet Sangha	N/A
Jianping Song	N/A

(1) Mr. Irizarry failed to file a Form 3 - Initial Statement of Beneficial Ownership of Securities.
(2) Mr. Miller failed to file a Form 3 - Initial Statement of Beneficial Ownership of Securities.

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Artepharm Global Corp., at Unit 222, 6820-188 St., Surrey, BC, V4N 3G6

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2009 and 2008.
Name	Title
		Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha (1)	CEO, CFO, Secretary & Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Song Jianping (2)	President and Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Charles Irizarry (3)	Past President, Director & Secretary	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Alan Miller (4)	Past President, Secretary and Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(1) Mr. Sangha became an officer and director on September 19, 2009.
(2) Dr. Song became an officer and director on March 1, 2010.
(3) Mr. Irizarry resigned as our President and Secretary on September 19, 2009.
(4) Mr. Miller resigned as our President, Secretary and Treasurer on May 28, 2009.

Outstanding Equity Awards as of December 31, 2009

There were no outstanding equity awards as of December 31, 2009 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

All compensation of our directors is disclosed under "Executive Compensation", above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts or related arrangements with our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Harpreet Sangha Unit 222, 6820-188 St. Surrey, BC, V4N 3G6	31,000,000	57.4%
Common Stock	Jianping Song Unit 222, 6820-188 St. Surrey, BC, V4N 3G6	Nil	Nil

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other then the transactions described below.

As of December 31, 2009 our company owes $54,010 to Mr. Harpreet Sangha, one of our officers and directors, with respect to a loan from Mr. Sangha to our company that has not been paid back. The loan has a 0% interest with no fixed payment date.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

	Year Ended December 31, 2009	Year Ended December 31 , 2008
Audit Fees	$4,125	$3,500
Audit-Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$4,125	$3,500

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company's independent auditor. Our Board will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our auditors. Thereafter, our Board will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our auditors which are not encompassed by our Board's annual pre-approval and are not prohibited by law.

PART IV

Item 15. Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEPHARM GLOBAL CORP.

By:     /s/ Harpreet Sangha
          Harpreet Sangha
          Chief Executive Officer, Chief Financial Officer, Secretary and a Director
          Date: April 15, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Harpreet Sangha
          Harpreet Sangha
          Chief Executive Officer, Chief Financial Officer, Secretary and a Director
          Date: April 15, 2010

By:     /s/ Jianping Song
          Jianping Song
          President and a Director
          Date: April 15, 2010

_____________