Form 10-Q
period 2010-03-31
ARTEPHARM GLOBAL CORP.
filed 2010-05-24
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-53902

ARTEPHARM GLOBAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	95-3746596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222-188 Street Surrey, British Columbia, Canada	V4N 3G6
(Address of principal executive offices)	(Zip Code)

(604) 575-3552
Registrant's telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,000,000 shares of common stock as of May 20, 2010.

ARTEPHARM GLOBAL CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

  our need for additional financing;

  the competitive environment in which we operate;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Artepharm Global Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	March 31	December 31
	2010	2009
	(unaudited)
Assets
Current assets
Cash	$ 6,495	$ -
Total current assets	6,495	-

Total Assets	$ 6,495	$ -

Liabilities
Current liabilities
Accounts payable	$ 22,513	$ 20,765
Related Party Loan	159,121	54,010
Total current liabilities	181,634	74,775

Total Liabilities	181,634	74,775

Stockholders' Deficit
Common Stock, $0.001 par value 100,000,000 Common Shares Authorized 54,000,000 Shares Issued and Outstanding	54,000	54,000
Additional paid-in capital	(44,000)	(44,000)
Deficit accumulated during development period	(185,139)	(84,775)
Total stockholders' deficit	(175,139)	(74,775)

Total liabilities and stockholders' deficit	$ 6,495	$ -

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Statement of Operations
(Stated in US Dollars)
(unaudited)
	For three months ending March 31,		From inception (June 13, 2008) to
	2010	2009	March 31, 2010
Revenue	$ -	$ -	$ -

Expenses
Accounting & Professional Fees	82,684	3,958	159,959
Office and Administration	17,680	-	25,180
Total Expenses	100,364	3,958	185,139

Provision for income tax	-	-	-

Net loss from operations	(100,364)	(3,958)	(185,139)

Net Income (Loss)	$ (100,364)	$ (3,958)	$ (185,139)

Basic & Diluted (Loss) per Common Share	(0.002)	(0.000)

Weighted Average Number of Common Shares	54,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 13, 2008) to March 31, 2010
(Stated in US Dollars)
				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	54,000,000	$ 54,000	$ (44,000)	$ -	$ 10,000

Net (Loss) for period				(62,886)	(62,886)
Balance, December 31, 2008	54,000,000	54,000	(44,000)	(62,886)	(52,886)

Net (Loss) for period				(21,889)	(21,889)
Balance, December 31, 2009	54,000,000	54,000	(44,000)	(84,775)	(74,775)

Net (Loss) for period				(100,364)	(100,364)
Balance, March 31, 2010 (unaudited)	54,000,000	$ 54,000	$ (44,000)	$ (185,139)	$ (175,139)

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Stated in US Dollars)
(unaudited)
	For three months ending		From inception (June 13, 2008) to
	March 31, 2010	March 31, 2009	March 31, 2010
Operating Activities
Net income (loss)	$ (100,364)	$ (3,958)	$ (185,139)
Accounts payable and accrued liability	1,749	3,950	$ 22,514
Net cash used in operating activities	(98,615)	(8)	(162,625)

Investing Activities
Net cash used in investing activities	$ -	$ -	$ -

Financing Activities
Related Party Loan	105,110	-	159,120
Common shares issued for cash	-	-	10,000
Net cash provided by financing activities	$ 105,110	$ -	$ 169,120

Net change in cash	6,495	(8)	6,495

Cash at beginning of period	-	(17)	-
Cash at end of period	$ 6,495	$ (25)	$ 6,495

Cash Paid For:
Interest	$ -	$ -	$ -
Income Tax	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ARTEPHARM GLOBAL CORP.
(formerly Blackrock Resources, Inc.)
(A Development Stage Company)
Footnotes to the Financial Statements
(Stated in US Dollars)
(unaudited)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY - Artepharm Global Corp. (hereinafter referred to as the "Company") was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The company was incorporated under the name AMF Capital Group, Inc. In June 2009, the company changed its name to Blackrock Resources, Inc. In January 2010 the company changed its name to Artepharm Global Corp. The company is in the pharmaceutical business seeking to find and market pharmaceutical products. The company is currently in negotiations with a business called Artepharm Co., a pharmaceutical company involved in R&D and the manufacturing of artemisinin-based anti-malarias and anti-viral traditional Chinese medicines. The company seeks to acquire the patent and worldwide marketing rights to market Artepharm Co.'s product called Artequick®. Artequick® is a natural artemisinin-based anti-malaria drug.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $185,139 for the period from June 13, 2008 (inception) to March 31, 2010 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 and 2008 audited financial statements. The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

DEVELOPMENT STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's three months end is March 31.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2010 the company owed Harpreet Sangha, company CEO, the amount of $159,121. The loan is unsecured and has no interest and no fixed repayment date.

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

The Company currently has net operating loss carryforwards aggregating $185,139, which expire through 2029. The deferred tax asset of $62,913 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31, 2010 and December 31, 2009:

	2010	2009
Deferred tax assets	$ 62,913	$ 21,381
Valuation allowance for deferred tax assets	(62,913)	(21,381)
Net deferred tax assets	$ -	$ -

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009:

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

Overview of our Business

We are in the pharmaceutical business, seeking to find and market pharmaceutical products. We are currently in negotiations with a business called Artepharm Co., a pharmaceutical company involved in research and development and the manufacturing of artemisinin-based anti-malarias and anti-viral traditional Chinese medicines. We are seeking to acquire the patent and worldwide marketing rights to market Artepharm Co.'s product called Artequick®. Artequick® is a natural artemisinin-based anti-malaria drug.

We are a development stage company with a limited history of operations. We presently do not have the funding to fully execute our business plan.

Plan of Operations

We are currently in negotiations with a business called Artepharm Co., a pharmaceutical company involved in research and development and the manufacturing of artemisinin-based anti-malarias and anti-viral traditional Chinese medicines. We are seeking to acquire the patent and worldwide marketing rights to market Artepharm Co.'s product called Artequick®. Artequick® is a natural artemisinin-based anti-malaria drug.

As at March 31, 2010, we had cash of $6,495 and a working capital deficit of $175,139. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to re-evaluate or abandon our plan of operations.

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to March 31, 2010 as well as for the three month periods ended March 31, 2010 and 2009.

	For three months ending March 31,		From inception (June 13, 2008) to
	2010	2009	March 31, 2010
Revenue	$ -	$ -	$ -

Expenses
Accounting & Professional Fees	82,684	3,958	159,959
Office and Administration	17,681	-	25,180
Total Expenses	100,364	3,958	185,139

Provision for income tax	-	-	-

Net loss from operations	(100,364)	(3,958)	(185,139)

Net Income (Loss)	$ (100,364)	$ (3,958)	$ (185,139)

We have had no revenue from inception to March 31, 2010.

Our accounting and professional fees increased to $82,684 for the three months ended March 31, 2010 from $3,958 for the three months ended March 31, 2009.

Our office and administration expenses increased to $17,681 for the three months ended March 31, 2010 from $nil for the three months ended March 31, 2009.

Our net loss for the three months ended March 31, 2010 was $100,364, compared to $3,958 for the three months ended March 31, 2009.

Liquidity and Capital Resources
	As at March 31, 2010 (Unaudited)	As at December 31, 2009 (Audited)
Cash	$6,495	$ -
Working capital (deficit)	(175,139)	(74,775)
Total assets	6,495	-
Total liabilities	181,634	74,775
Shareholders' deficit	(175,139)	(74,775)

As at March 31, 2010, we had cash of $6,495 and a working capital deficit of $175,139. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2010 increased to $98,615 from $8 in the three months ended March 31, 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the three months ended March 31, 2010, we received cash of $105,110 as the result of a loan, compared to $nil in the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule Rule 13a-15(e) of the Exchange Act) as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due the deficiencies in our internal control over financial reporting as of December 31, 2009, as reported in our Annual Report on Form 10-K for our year ended December 31, 2009, which deficiencies have not been remedied.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.    Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved)

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEPHARM GLOBAL CORP.

By:        /s/ Harpreet Sangha
              Harpreet Sangha
              Chief Executive Officer, Chief Financial Officer,
              Secretary and a Director
               (Principal Executive Officer and Principal Financial Officer)
              Date: May 20, 2010

By:        /s/ Jianping Song
              Jianping Song
              President and a Director
              Date: May 20, 2010