Form 10-Q
period 2010-06-30
ARTEPHARM GLOBAL CORP.
filed 2010-08-23
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-53902

ARTEPHARM GLOBAL CORP.

(Exact name of small business issuer as specified in its charter)

 Nevada
(State or other jurisdiction of incorporation or organization)

 95-3746596
(I.R.S. Employer Identification No.)

 222-188 Street
Surrey, British Columbia, Canada
(Address of principal executive offices)

 V4N 3G6
(Zip Code)

 (604) 575-3552
Registrant's telephone number, including area code

 N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  54,000,000 shares of common stock as of August 23, 2010.

ARTEPHARM GLOBAL CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

June 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   Item 4.   Controls and Procedures

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings

   Item 1A.  Risk Factors

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3.   Defaults Upon Senior Securities

   Item 4.   (Removed and Reserved)

   Item 5.   Other Information

   Item 6.   Exhibits

  4
4
14
16
16
16
16
16
16
16
16
16
17

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

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

 As of
June 30,
2010
(unaudited)

 As of
December 31,
2009

Assets

Current assets

Cash

$ 6,039

$ -

Total current assets

6,039

-

Total Assets

$ 6,039

$ -

Liabilities

Current liabilities

Accounts payable

$ 38,073

$ 20,765

Related Party Loan

166,601

54,010

Total current liabilities

204,674

74,775

Total Liabilities

204,674

74,775

Stockholders' Deficit

 Common Stock, $0.001 par value
 100,000,000 Common Shares Authorized
54,000,000 Shares Issued and Outstanding

54,000

54,000

Additional paid-in capital

(44,000)

(44,000)

Deficit accumulated during development period

(208,635)

(84,775)

Total stockholders' deficit

(198,635)

(74,775)

Total liabilities and stockholders' deficit

$ 6,039

$ -

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Statements of Operations

(Stated in US Dollars)

(unaudited)

 For six months ending
June 30,

 For three months ending
June 30,

From inception (June 13, 2008) to

2010

2009

2010

2009

June 30, 2010

Revenue

$ -

$ -

$ -

$ -

$ -

Expenses

Accounting & Professional Fees

99,979

3,958

17,295

-

177,254

Office and Administration

23,881

3,889

6,200

3,889

31,381

Total Expenses

100,364

7,847

23,495

3,889

208,635

Provision for income tax

-

-

-

-

-

Net loss from operations

(123,860)

(7,847)

(23,495)

(3,889)

(208,635)

Net (Loss)

$ (123,860)

$ (7,847)

$ (23,495)

$ (3,889)

(208,635)

Basic & Diluted (Loss) per Common Share

$ (0.00)

$ (0.00)

$ (0.00)

$ (0.00)

$ (0.00)

Weighted Average Number of Common Shares - Basic and Diluted

54,000,000

54,000,000

54,000,000

54,000,000

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From Inception (June 13, 2008) to June 30, 2010

(Stated in US Dollars)

Common Stock

 Paid in
Capital

 Deficit
Accumulated
During
Development
Stage

 Total
Equity

Shares

Amount

Shares issued to founders - June 13, 2008 at $0.001 per share

54,000,000

$ 54,000

$ (44,000)

$ -

$ 10,000

Net (Loss) for period

(62,886)

(62,886)

Balance, December 31, 2008

54,000,000

54,000

(44,000)

(62,886)

(52,886)

Net (Loss) for period

(21,889)

(21,889)

Balance, December 31, 2009

54,000,000

54,000

(44,000)

(84,775)

(74,775)

Net (Loss) for period

(123,860)

(123,860)

Balance, June 30, 2010 (unaudited)

54,000,000

$ 54,000

$ (44,000)

$ (208,635)

$ (198,635)

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(unaudited)

For six months ending

 From inception (June 13, 2008) to
June 30, 2010

June 30, 2010

June 30, 2009

Operating Activities

Net (loss)

$ (123,860)

$ (7,847)

$ (208,635)

Increase (decrease) bank overdraft

-

8

-

Accounts payable and accrued liability

17,308

6,921

38,073

Net cash used in operating activities

(106,552)

(918)

(170,562)

Investing Activities

Net cash used in investing activities

$ -

$ -

$ -

Financing Activities

Related Party Loan

112,591

-

166,601

Founders shares Issued for Cash

-

-

10,000

Net cash provided by financing activities

$ 112,591

$ -

$ 176,601

Net change in cash

6,039

-

6,039

Cash at beginning of period

-

-

-

Cash at end of period

$ 6,039

$ -

$ 6,039

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

As shown in the accompanying financial statements, the Company has incurred a loss of $208,635 for the period from June 13, 2008 (inception) to June 30, 2010 and has generated no revenues over the same period.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

DEVELOPMENT STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's six months end is June 30.

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

NOTE 3 -RELATED PARTY TRANSACTIONS

As of June 30, 2010 the company owed Harpreet Sangha, company CEO, the amount of $166,601 for professional expenses of the Company. The loan is unsecured and has no interest and no fixed repayment date.

NOTE 4 -INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating $208,635, which expire through 2029. The deferred tax asset of $62,913 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of June 30, 2010 and December 31, 2009:

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

•

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

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

•

Level 3

 Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

 The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 6 - COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders' shares for $10,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 30, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

As at June 30, 2010, we had cash of $6,039 and a working capital deficit of $198,635. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to June 30, 2010 as well as for the three and six month periods ended June 30, 2010 and 2009.

For six months ending
June 30,

For three months ending June 30,

 From inception (June 13, 2008) to
June 30, 2010

2010

2009

2010

2009

Revenue

$ -

$ -

$ -

$ -

$ -

Expenses

Accounting & Professional Fees

99,979

3,958

17,200

-

177,254

Office and Administration

23,881

3,889

6,200

3,889

31,381

Total Expenses

123,860

7,847

(23,495)

3,889

208,635

Provision for income tax

-

-

-

-

-

Net loss from operations

(123,860)

(7,847)

(23,495)

(3,889)

(208,635)

Net Income (Loss)

$ (123,860)

$ (7,847)

$ (23,495)

$ (3,889)

$ (208,635)

Six Months Ended June 30, 2010 and 2009

We have had no revenue from inception to June 30, 2010.

Our accounting and professional fees increased to $99,979 for the six months ended June 30, 2010 from $3,958 for the six months ended June 30, 2009.

Our office and administration expenses increased to $23,881 for the six months ended June 30, 2010 from $3,889 for the six months ended June 30, 2009.

Our net loss for the six months ended June 30, 2010 was $123,860, compared to $7,847 for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 and 2009

Our accounting and professional fees increased to $17,200 for the three months ended June 30, 2010 from $nil for the three months ended June 30, 2009.

Our office and administration expenses increased to $6,200 for the three months ended June 30, 2010 from $3,889 for the three months ended June 30, 2009.

Our net loss for the three months ended June 30, 2010 was $23,495, compared to $3,889 for the three months ended June 30, 2009.

Liquidity and Capital Resources

 As of
June 30, 2010
(Unaudited)

 As of
December 31, 2009

Cash

$6,039

$ -

Working capital (deficit)

(198,635)

(74,775)

Total assets

6,039

-

Total liabilities

204,674

74,775

Shareholders' deficit

(198,635)

(74,775)

As at June 30, 2010, we had cash of $6,039 and a working capital deficit of $198,635. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2010 increased to $106,552 from $918 in the six months ended June 30, 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the six months ended June 30, 2010, we received cash of $112,591 as the result of a loan, compared to $0 in the six months ended June 30, 2009.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (one individual), of the Company's disclosure controls and procedures.  Based on this evaluation, Harpreet Sangha, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not were not effective as of June 30, 2010.  Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

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

 Date: August 23, 2010