Form 10-Q
period 2010-09-30
ARTEPHARM GLOBAL CORP.
filed 2010-11-19
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 54,000,000 shares of common stock as of November 18, 2010.

ARTEPHARM GLOBAL CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Artepharm Global Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

Liabilities
Current liabilities Bank Indebtedness	$ 178	$ -
Accounts payable	53,360	20,765
Related Party Loan	169,432	54,010
Total current liabilities	222,970	74,775

Total Liabilities	222,970	74,775

Stockholders' Deficit
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 54,000,000 Shares Issued and Outstanding	54,000	54,000
Additional paid-in capital	(44,000)	(44,000)
Deficit accumulated during development period	(232,970)	(84,775)
Total stockholders' deficit	(222,970)	(74,775)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(unaudited)
	For nine months ending September 30,		For three months ending September 30,		From inception (June 13, 2008) to
	2010	2009	2010	2009	September 30, 2010
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Accounting & Professional Fees	115,566	6,575	15,587	2,617	192,840
Office and Administration	32,629	5,919	8,748	2,030	40,130
Total Expenses	148,195	12,494	24,335	4,647	232,970

Provision for income tax	-	-	-	-	-

Net loss from operations	(148,195)	(12,494)	(24,335)	(4,647)	(232,970)

Net (Loss)	$(148,195)	$(12,494)	$ (24,335)	$ (4,647)	$ (232,970)

Basic & Diluted (Loss) per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares - Basic and Diluted	54,000,000	54,000,000	54,000,000	54,000,000

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 13, 2008) to September 30, 2010
(Stated in US Dollars)
				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	54,000,000	$ 54,000	$ (44,000)	$ -	$ 10,000

Net (Loss) for period				(62,886)	(62,886)
Balance, December 31, 2008	54,000,000	54,000	(44,000)	(62,886)	(52,886)

Net (Loss) for period				(21,889)	(21,889)
Balance, December 31, 2009	54,000,000	54,000	(44,000)	(84,775)	(74,775)

Net (Loss) for period				(148,195)	(148,195)
Balance, September 30, 2010 (unaudited)	54,000,000	$ 54,000	$ (44,000)	$ (232,970)	$ (222,970)

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)
	For nine months ending		From inception (June 13, 2008) to
	September 30, 2010	September 30, 2009	September 30, 2010
Operating Activities
Net (loss)	$ (148,195)	$ (12,494)	$ (232,970)
Adjustments to reconcile net loss to Net Cash used in Operating Activities: Change in: Imputed interest on shareholders loan	-	1,192	-
Prepaid expenses	-	(15)	-
Accounts payable and accrued liability	32,595	9,746	53,538
Net cash used in operating activities	(115,600)	(1,571)	(179,432)

Investing Activities
Net cash used in investing activities	$ -	$ -	$ -

Financing Activities
Related Party Loan	115,422	1,563	169,432
Increase (decrease) bank overdraft	178	8	-
Founders shares Issued for Cash	-	-	10,000
Net cash provided by financing activities	$115,600	$1,571	$ 179,432

Net change in cash	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Cash Paid For:
Interest	$ -	$ -	$ -
Income Tax	$ -	$ -	$ -

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

As shown in the accompanying financial statements, the Company has incurred a loss of $232,970 for the period from June 13, 2008 (inception) to September 30, 2010 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

DEVELOPMENT STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's nine months end is September 30.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2010 the company owed Harpreet Sangha, company CEO, the amount of $169,432 for professional expenses of the Company. The loan is unsecured and has no interest and no fixed repayment date.

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

The Company currently has net operating loss carryforwards aggregating $232,970, which expire through 2029. The deferred tax asset of $62,913 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of September 30, 2010 and December 31, 2009:

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 6 - COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders' shares for $10,000.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

As at September 30, 2010, we had cash of $nil and a working capital deficit of $222,970. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to September 30, 2010 as well as for the three and nine month periods ended September 30, 2010 and 2009.

For nine months ending September 30,	For three months ending September 30,	From inception (June 13, 2008) to
	2010	2009	2010	2009	September 30, 2010
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Accounting & Professional Fees	115,566	6,575	15,587	2,617	192,840
Office and Administration	32,629	5,919	8,748	2,030	40,130
Total Expenses	148,195	12,494	24,335	4,647	232,970

Provision for income tax	-	-	-	-	-

Net loss from operations	(148,195)	(12,494)	(24,335)	(4,647)	(232,970)

Net Income (Loss)	$ (148,195)	$(12,494)	$ (24,335)	$ (4,647)	$ (232,970)

Nine Months Ended September 30, 2010 and 2009

We have had no revenue from inception to September 30, 2010.

Our accounting and professional fees increased to $115,566 for the nine months ended September 30, 2010 from $6,575 for the nine months ended September 30, 2009.

Our office and administration expenses increased to $32,629 for the nine months ended September 30, 2010 from $5,919 for the nine months ended September 30, 2009.

Our net loss for the nine months ended September 30, 2010 was $148,195, compared to $12,494 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 and 2009

Our accounting and professional fees increased to $15,587 for the three months ended September 30, 2010 from $2,617 for the three months ended September 30, 2009.

Our office and administration expenses increased to $8,748 for the three months ended September 30, 2010 from $2,030 for the three months ended September 30, 2009.

Our net loss for the three months ended September 30, 2010 was $24,335, compared to $4,647 for the three months ended September 30, 2009.

Liquidity and Capital Resources
	As of September 30, 2010 (Unaudited)	As of December 31, 2009 ________________
Cash	$ -	$ -
Working capital (deficit)	(222,970)	(74,775)
Total assets	-	-
Total liabilities	222,970	74,775
Shareholders' deficit	(222,970)	(74,775)

As at September 30, 2010, we had cash of $nil and a working capital deficit of $222,970. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the six months ended September 30, 2010 increased to $115,600 from $1,571 in the nine months ended September 30, 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the nine months ended September 30, 2010, we received net cash from financing activities of $115,600 ($115,422 of which as the result of a loan), compared to $1,571 in the nine months ended September 30, 2009.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (one individual), of the Company's disclosure controls and procedures. Based on this evaluation, Harpreet Sangha, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were not were not effective as of September 30, 2010. Management is in the process of identifying deficiencies with respect to the Company's disclosure controls and procedures in order to implement corrective measures.

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

ARTEPHARM GLOBAL CORP.

By:        /s/ Harpreet Sangha
              Harpreet Sangha
              President, Chief Executive Officer, Chief Financial Officer,
              Secretary and a Director
               (Principal Executive Officer and Principal Financial Officer)
              Date: November 19, 2010