Form 10-K
period 2010-12-31
ARTEPHARM GLOBAL CORP.
filed 2011-04-15
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [X] No

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of June 30, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.03) on that date, was approximately $690,000.

The registrant had 2,159,999 shares of common stock outstanding as of April 14, 2011.

ARTEPHARM GLOBAL CORP.
TABLE OF CONTENTS

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

PART I

Item 1. Business

Name and Organization

We were incorporated under the laws of the State of Nevada on June 13, 2008 under the name AMF Capital Group Inc. On June 5, 2009, we changed our name to "Blackrock Resources Inc." On November 13, 2009, we changed our name to "Artepharm Global Corp." and increased our authorized share capital from 75,000,000 shares (with a par value of $0.001 per share) to 500,000,000 shares (with the par value unchanged at $0.001 per share). On December 16, 2010, we effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a one new share for twenty-five old shares basis (1:25). As a result, our authorized share capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock. Effective February 24, 2011 we increased our authorized share capital from 20,000,000 shares (with a par value of $0.001 per share) to 500,000,000 shares (with the par value unchanged at $0.001 per share).

Our principal business offices are located at Unit 222, 6820-188 St., Surrey, British Columbia, Canada, V4N 3G6, and our telephone number is (604) 575-3552.

General

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

Employees

We do not have any full time or part time employees other then the sole officer and director of our company.

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

We have accrued a net loss of $329,326 for the period from inception (June 13, 2008) to December 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Because our current sole officer and director has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Harpreet Sangha, our Chief Executive Officer, Chief Financial Officer, Secretary and director, currently devotes up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

  additions and departures of key personnel; and

  fluctuations in interest rates and the availability of capital in the capital markets.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since December 26, 2008. From December 26, 2008 to June 17, 2009 shares of our common stock were quoted on the OTC Bulletin Board under the symbol "AFCP", from June 18, 2009 to January 13, 2010 under the symbol "BCKR", and since January 14, 2010 our shares have been quoted under the symbol "ARGC". The range of high and low bid information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect the reverse stock split of 1:25 completed December 16, 2010.

2010	High	Low
4th Quarter	$0.95	$0.035
3rd Quarter	$1.475	$0.0525
2nd Quarter	$12.50	$0.50
1st Quarter	$12.175	$5.00
2009
4th Quarter	$12.75	$4.375
3rd Quarter	$17.50	$2.50
2nd Quarter	$3.75	$1.667
1st Quarter	$1.667	$1.667

Holders

As of the date of this report we have eight registered shareholders, including 697,599 shares of our common stock (32.3% of our issued and outstanding shares of common stock) registered in the name of Cede & Co.

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

Equity Compensation Plans

We do not currently have any equity compensation plans in place at this time. We have no outstanding options.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not issue any securities without registration under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in this annual report, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a development stage company and have yet to generate revenues to achieve profitability.

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

Our cash balance at December 31, 2010 was $9,110 with outstanding liabilities of $328,436. Our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Results of Operations

We are still in the development stage and have generated no revenues to date.

We incurred expenses of $244,551 for the year ending December 31, 2010 (2009 - $21,889). These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on our property for the year ended December 31, 2010. Our net loss for the year ending December 31, 2010 was $244,551 (2009 - $21,889).

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

Liquidity and Capital Resources

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2010.

Balance Sheet Data:	12/31/10	12/31/09
Cash	$ 9,110	$ 0
Total assets	$ 9,110	$ 0
Total liabilities	$ 328,436	$ 74,775
Shareholders' deficit	$ (319,326)	$ (74,775)

Our cash balance at December 31, 2010 was $9,110 with outstanding liabilities of $328,436. Our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2010 increased to $183,866 from $7,124 in 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from loans sales of our common stock. In the year ended December 31, 2010, we received cash of $192,976 as a result of a loan, as compared to $7,124 in 2009.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Artepharm Global Corp.
(formerly Blackrock Resources, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Artepharm Global Corp. (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, shareholders' equity (deficit) and cash flows for the twelve month periods ended December 31, 2010 and 2009 and the period from June 13, 2008 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artepharm Global Corp. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 14, 2011

Artepharm Global Corp.
(FKA Blackrock Resources Inc.)
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

		As of December 31 2010		As of December 31 2009
Assets				
Current assets				
Cash	$	9,110	$	-
Total current assets		9,110		-
Total Assets	$	9,110	$	-
Liabilities				
Current liabilities				
Accounts payable	$	81,450	$	20,765
Total current liabilities		81,450		20,765
Long Term Liabilities				
Related Party Loan		246,986		54,010
Total long Term Liabilities		246,986		54,010
Total Liabilities		328,436		74,775
Stockholders' Deficiency				
Common Stock, $0.001 par value 20,000,000 Common Shares Authorized 2,159,999 Shares Issued and Outstanding		2,160		2,160
Additional paid-in capital		7,840		7,840
Deficit accumuated during development stage		(329,326)		(84,775)
Total stockholders deficit		(319,326)		(74,775)
Total liabilites and stockholders equity	$	9,110	$	-

Artepharm Global Corp. (FKA Blackrock Resources Inc.) (A Development Stage Company) Statement of Cash Flows (Stated in US Dollars)

	For the year ending December 31, 2010	For the year ending December 31, 2009	From inception (June 13, 2008) to December 31, 2010
Operating Activities
Net income (loss)	$ (244,551)	$ (21,889)	$ (329,326)
Changes in: Accounts payable and accrued liabilities	60,685	14,765	81,450
Net cash used in operating activities	(183,866)	(7,124)	(247,876)
Investing Activities
Net cash used in investing activities	-	-	-
Financing Activities
Issuance of stock for cash	-	-	10,000
Related Party Loan	192,976	7,124	246,986
Net cash provided by financing activities	192,976	7,124	256,986
Increase in cash	9,110	-	9,110
Cash at beginning of period	-	-	-
Cash at end of period	$ 9,110	$ -	$ 9,110
Cash Paid For:
Interest	$ -	$ -	$ -
Income Tax	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

ARTEPHARM GLOBAL CORP.
(formerly Blackrock Resources, Inc.)
(A Development Stage Company)
Footnotes to the Financial Statements
From Inception to December 31, 2010
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

As shown in the accompanying financial statements, the Company has incurred a loss of $329,326 for the period from June 13, 2008 (inception) to December 31, 2010 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DEVELOPMENT STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

FINANCIAL RISK - The company's plan of operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations and developments that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2010 and 2009.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2010 and 2009, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 -RELATED PARTY TRANSACTIONS

As of December 31, 2010 the company owed Harpreet Sangha, company CEO, the amount of $246,986. The loan is unsecured and has no interest and no fixed repayment date.

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

The Company currently has net operating loss carryforwards aggregating $329,326, which expire through 2030. The deferred tax asset of $111,971 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets	$ 111,971	$ 28,824
Valuation allowance for deferred tax assets	(111,971)	(28,824)
Net deferred tax assets	$ -	$ -

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 6 - COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders' shares (2,159,999 shares on a post-reverse split basis) for $10,000.

On December 16, 2010, the Company effected a reverse stock split of its authorized and issued and outstanding shares of common stock on a one new share for twenty-five old shares basis (1:25). As a result, the Company's authorized share capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock.

NOTE 7 - COMMITMENTS

On January 1, 2010, the Company entered into an agreement to rent office space for $2,500 (Canadian) per month till September 30, 2011.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. Except as set forth below, there are no reporting subsequent events requiring disclosure:

Effective February 24, 2011 the Company increased its authorized share capital from 20,000,000 shares (with a par value of $0.001 per share) to 500,000,000 shares (with the par value unchanged at $0.001 per share).

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Harpreet Sangha, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule Rule 13a-15(e) of the Exchange Act) as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2010, due the deficiencies in our internal control over financial reporting as described below.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report..

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we or plan to initiate, the following series of measures once we have the financial resources to do so:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and titles of our sole executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Harpreet Sangha	47	Chief Executive Officer, Chief Financial Officer, President, Secretary and a Director

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

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and holds office until removed by the Board.

Significant Employees

We have no significant employees other than our sole officer and director, who devotes approximately 10 hours per week to company matters.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Board Independence

Our director is not considered an independent director under SEC rules as he is also an officer of our company. We plan to add independent members to our board in the future, subject to our ability to locate and compensate such persons given our limited financial resources and the stage of our business.

Committees of the Board of Directors

Our company does not currently have any committees of our board of directors as we only have one director.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.     A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.     Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.     Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.     Engaging in any type of business practice; or

iii.     Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.     Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.     Any Federal or State securities or commodities law or regulation; or

ii.     Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.     Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.     Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which our sole officer and director is a party adverse to us or in which our sole officer and director has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2010, except as disclosed below, these filings were made on a timely basis:
Name and Position	Late Reports	Transactions Not Timely Reported
Harpreet Sangha Chief Executive Officer, Chief Financial Officer, President, Secretary and a Director	Form 3	Initial Form 3 regarding appointment as Officer and Director filed late
	Form 4	Two

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Artepharm Global Corp., at Unit 222, 6820-188 St., Surrey, BC, V4N 3G6.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2010 and 2009.

Name	Title
		Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha (1)	CEO, CFO, President, Secretary & Director	2010 2009	$60,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$60,000 $0
Jianping Song (2)	Past President and Director	2010 2009	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A
Charles Irizarry (3)	Past President, Director & Secretary	2010 2009	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0
Alan Miller (4)	Past President, Secretary and Director	2010 2009	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0

(1) Mr. Sangha became an officer and director on September 19, 2009.
(2) Dr. Song served as an officer and director from March 1, 2010 to November 12, 2010.
(3) Mr. Irizarry resigned as our President and Secretary on September 19, 2009.
(4) Mr. Miller resigned as our President, Secretary and Treasurer on May 28, 2009.

Outstanding Equity Awards as of December 31, 2010

There were no outstanding equity awards as of December 31, 2010 for each of our named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Harpreet Sangha Unit 222, 6820-188 St. Surrey, BC, V4N 3G6	1,240,000	57.4%

(1)     A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of our directors, officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction during our last two fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us other then the transactions described below.

As of December 31, 2010 our company owes $246,986 to Mr. Harpreet Sangha, our sole officer and director, with respect to a loan from Mr. Sangha to our company that has not been paid back. The loan has a 0% interest with no fixed payment date.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

	Year Ended December 31, 2010	Year Ended December 31 , 2009
Audit Fees	$5,650	$4,125
Audit-Related Fees	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil
Total	$5,650	$4,125

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

PART IV

Item 15. Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)
3.4	Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010(3)
3.5	Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010(3)
3.6	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011(4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(5)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEPHARM GLOBAL CORP.

By:     "Harpreet Sangha"
           Harpreet Sangha
          Chief Executive Officer, Chief Financial Officer, President, Secretary and a Director
         Date: April 14, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     "Harpreet Sangha"
           Harpreet Sangha
          Chief Executive Officer, Chief Financial Officer, President, Secretary and a Director
         Date: April 14, 2011