Form 10-Q
period 2011-03-31
ARTEPHARM GLOBAL CORP.
filed 2011-05-11
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [  ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ](Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [X]

The registrant had 2,159,999 shares of common stock outstanding as of May 11, 2011.

ARTEPHARM GLOBAL CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2011

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2010, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Artepharm Global Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Balance Sheets

 As of
March 31
2011
(unaudited)

 As of
December 31
2010

Assets

Current assets

   Cash
Prepaid expenses

  $             10,643
5,033

  $                9,110
-

Total current assets

15,676

9,110

Total Assets

$ 15,676

$ 9,110

Liabilities

Current liabilities

Accounts payable

$ 33,497

$ 54,010

Related Party Loan

401,728

274,426

Total current liabilities

435,225

328,436

Total Liabilities

435,225

328,436

Stockholders' Deficit

 Common Stock, $0.001 par value
  500,000,000 Common Shares Authorized
2,159,999 Shares Issued and Outstanding

2,160

2,160

Additional paid-in capital

7,840

7,840

Deficit accumulated during development period

(429,549)

(329,326)

Total stockholders' deficit

(419,549)

(319,326)

Total liabilities and stockholders' deficit

$ 15,676

$ 9,110

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Statements of Operations

(unaudited)

 For three months ending
March 31,

From inception (June 13, 2008) to

2011

2010

March 31, 2011

Revenue

$ -

$ -

$ -

Expenses

Accounting & Professional Fees

77,680

82,684

251,108

Office and Administration

22,543

17,680

178,441

Total Expenses

100,223

100,364

429,549

Provision for income tax

-

-

-

Net loss from operations

(100,223)

(100,364)

(429,549)

Net Income (Loss)

$ (100,223)

$ (100,364)

$ (429,549)

Basic & Diluted (Loss) per Common Share

$ (0.05)

$ (0.05)

Weighted Average Number of Common Shares

2,159,999

2,159,999

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From Inception (June 13, 2008) to March 31, 2011

Common Stock

 Paid in
Capital

 Deficit
Accumulated
During
Development
Stage

 Total
Equity

Shares

Amount

Shares issued to founders - June 13, 2008 at $0.001 per share

2,159,999

$ 2,160

$ 7,840

$ -

$ 10,000

Net (Loss) for period

(62,886)

(62,886)

Balance, December 31, 2008

2,159,999

2,160

7,840

(62,886)

(52,886)

Net (Loss) for period

(21,889)

(21,889)

Balance, December 31, 2009

2,159,999

2,160

7,840

(84,775)

(74,775)

Net (Loss) for period

(244,551)

(244,551)

Balance, December 31, 2010

2,159,999

$ 2,160

$ 7,840

$ (329,326)

$ (319,326)

Net (Loss) for period (unaudited)

(100,223)

(100,223)

Balance, March 31, 2011 (unaudited)

2,159,999

$ 2,160

$ 7,840

$ (429,549)

$ (419,549)

The accompanying notes are an integral part of these financial statements.

Artepharm Global Corp.

(FKA Blackrock Resources Inc.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

For three months ending

 From inception (June 13, 2008) to
March 31, 2011

March 31, 2011

March 31, 2010

Operating Activities

 Net income (loss)
Prepaid Expenses

  $       (100,223)
(5,033)

  $     (100,364)
(5,033)

  $    (429,549)
(5,033)

Accounts payable

(47,952)

1,749

$ 33,498

Net cash used in operating activities

(153,208)

(98,615)

(401,084)

Investing Activities

Net cash used in investing activities

$ -

$ -

$ -

Financing Activities

 Borrowings on Related Party Loan
Payments on Related Party Loan

 309,811
(155,070)

 105,110

 401,727

Common shares issued for cash

-

-

10,000

Net cash provided by financing activities

$ 154,741

$ 105,110

$ 411,727

Net change in cash

1,533

(6,495)

10,643

Cash at beginning of period

9,110

-

-

Cash at end of period

$ 10,643

$ 6,495

$ 10,643

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

As shown in the accompanying financial statements, the Company has incurred a loss of $429,549 for the period from June 13, 2008 (inception) to March 31, 2011 and has generated no revenues over the same period.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010, audited financial statements. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's three months end is March 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2010, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2010 . The Company's financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECLASSIFICATONS

Certain prior period amounts have reclassified to conform to the current period presentation.  There was no material effect to the financial statements as result of these reclassifications.

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

NOTE 3 -RELATED PARTY TRANSACTIONS

As of March 31, 2011 the company owed Harpreet Sangha, company CEO, the amount of $401,728. The loan is unsecured and has no interest and no fixed repayment date.

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

The Company currently has net operating loss carryforwards aggregating $429,549, which expire through 2030. The deferred tax asset of $146,047 and $111,971 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31, 2011 and December 31, 2010:

2011

2010

Deferred tax assets

$ 146,047

$ 111,971

Valuation allowance for deferred tax assets

(146,047)

(111,971)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009:

     Level 1: None

     Level 2: None

     Level 3: None

     Total Gain (Losses): None

NOTE 6 - COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders' shares (2,159,999 shares on a post-reverse split basis) for $10,000 cash.

On December 16, 2010, the Company effected a reverse stock split of its authorized and issued and outstanding shares of common stock on a one new share for twenty-five old shares bases (1:25).  As a result, the Company's authorized share capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock.

Effective February 24, 2011, the Company increased the number of its authorized shares of Common Stock from 20,000,000 shares, par value $0.001 per share, to 500,000,000 shares, par value $0.001 per share.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

As at March 31, 2011, we had cash of $10,643 and a working capital deficit of $17,821. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to March 31, 2011 as well as for the three month periods ended March 31, 2011 and 2010.

 For three months ending
March 31,

 From inception (June 13, 2008) to
March 31, 2011

2011

2010

Revenue

$ -

$ -

$ -

Accounting & Professional Fees

77,680

82,684

251,108

Office and Administration

22,543

17,680

178,441

Total Expenses

100,223

100,364

429,549

Provision for income tax

-

-

-

Net loss from operations

(100,223)

(100,364)

(429,549)

Net Income (Loss)

$ (100,223)

$ (100,364)

$ (429,549)

We have had no revenue from inception to March 31, 2011.

Our accounting and professional fees decreased to $77,680 for the three months ended March 31, 2011 from $82,684 for the three months ended March 31, 2010.

Our office and administration expenses increased to $22,543 for the three months ended March 31, 2011 from $17,681 for the three months ended March 31, 2010.

Our net loss for the three months ended March 31, 2011 was $100,223, comparable to $100,364 for the three months ended March 31, 2010.

Liquidity and Capital Resources

 As at
March 31, 2011
(Unaudited)

 As at
December 31, 2010
(Audited)

Cash

$10,643

$ 9,110

Working capital (deficit)

(17,821)

(72,665)

Total assets

15,676

9,110

Total liabilities

435,225

328,436

Shareholders' deficit

(419,549)

(319,326)

As at March 31, 2011, we had cash of $10,643 and a working capital deficit of $17,821. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2011 increased to $153,208 from $98,615 in the three months ended March 31, 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the three months ended March 31, 2011, we received cash of $309,811 as the result of a loan, compared to $105,110 in the three months ended March 31, 2010.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule Rule 13a-15(e) of the Exchange Act) as of March 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due the deficiencies in our internal control over financial reporting as of December 31, 2010, as reported in our Annual Report on Form 10-K for our year ended December 31, 2010, which deficiencies have not been remedied.

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

3.2

Bylaws(1)

3.3

Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)

3.4

Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010 (3)

3.5

Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010 (3)

3.6

Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011 (4)

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (5)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

Notes

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

              Date: May 11, 2011