Form 10-Q
period 2011-06-30
SHARPROCK RESOURCES INC.
filed 2011-08-12
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-53902

SHARPROCK RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	95-3746596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222-188 Street
Surrey, British Columbia, Canada	V4N 3G6
(Address of principal executive offices)	(Zip Code)

(604) 575-3552
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The registrant had 2,159,999 shares of common stock outstanding as of August 11, 2011.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2011

INDEX

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2010, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (formerly known as Artepharm Global Corp. and sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	June 30	December 31
	2011	2010
	(unaudited)
Assets
Current assets
Cash	$9,878	$9,110

Total current assets	9,878	9,110

Total Assets	$9,878	$9,110

Liabilities
Current liabilities
Accounts payable	$68,768	$54,010
Related Party Loan	469,227	274,426
Total current liabilities	537,995	328,436

Total Liabilities	537,995	328,436

Stockholders' Deficit
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 2,159,999 Shares Issued and Outstanding	2,160	2,160
Additional paid-in capital	7,840	7,840
Deficit accumulated during development period	(538,117)	(329,326)
Total stockholders’ deficit	(528,117)	(319,326)

Total liabilities and stockholders’ deficit	$9,878	$9,110

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For six months ending		For three months ending		From inception
	June 30,		June 30,		(June 13, 2008)
					to
	2011	2010	2011	2010	June 30, 2011
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	178,634	99,979	96,092	17,295	347,200
Office and Administration	30,157	23,881	12,477	6,200	190,917
Total Expenses	208,791	123,860	108,569	23,495	538,117

Provision for income tax	-	-	-	-	-

Net loss from operations	(208,791)	(123,860)	(108,569)	(23,495)	(538,117)

Net Income (Loss)	$(208,791)	$(123,860)	$(108,569)	$(23,495)	(538,117)

Basic & Diluted (Loss) per Common Share	(0.10)	(0.06)	(0.05)	(0.11)

Weighted Average Number of Common Shares	2,159,999	2,159,999	2,159,999	2,159,999

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to June 30, 2011

				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840	$-	$10,000

Net (Loss) for period				(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840	(62,886)	(52,886)

Net (Loss) for period				(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840	(84,775)	(74,775)

Net (Loss) for period				(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840	$(329,326)	$(319,326)

Net (Loss) for period (unaudited)				(208,791)	(208,791)
Balance, June 30, 2011 (unaudited)	2,159,999	$2,160	$7,840	$(538,117)	$(528,117)

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
			(June 13, 2008)
	For six months ending		to

	June 30, 2011	June 30, 2010	June 30, 2011
Operating Activities
Net income (loss)	$(208,791)	$(123,860)	$(538,117)

Accounts payable	(12,682)	17,308	$68,768
Net cash used in operating activities	(221,473)	(106,552)	(469,349)

Investing Activities
Net cash used in investing activities	$-	$-	$-

Financing Activities
Borrowings on Related Party Loan	417,311	112,591	664,297
Payments on Related Party Loan	(195,070)	-	(195,070)
Common shares issued for cash	-	-	10,000
Net cash provided by financing activities	$222,241	$112,591	$479,227

Net change in cash	768	6,039	9,878

Cash at beginning of period	9,110	-	-
Cash at end of period	$9,878	$6,039	$9,878

Interest	$-	$-	$-
Income Tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Footnotes to the Financial Statements
(unaudited)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Sharprock Resources Inc. (formerly known as Artepharm Global Corp. and hereinafter referred to as the "Company") was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The company was incorporated under the name AMF Capital Group, Inc. In June 2009, the company changed its name to Blackrock Resources, Inc. In January 2010 the company changed its name to Artepharm Global Corp. The company was engaged in the pharmaceutical business seeking to find and market pharmaceutical products.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $538,117 for the period from June 13, 2008 (inception) to June 30, 2011 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010, audited financial statements. The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

DEVELOPMENT STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

FINANCIAL RISK - The company’s plan of operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations and developments that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s three months end is June 30, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2010. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECLASSIFICATONS

Certain prior period amounts have reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2011 the company owed Harpreet Sangha, the Company’s CEO, the amount of $469,227. The loan is unsecured and has no interest and no fixed repayment date.

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

The Company currently has net operating loss carryforwards aggregating $538,117, which expire through 2030.

The Company has deferred income tax assets, which have been fully reserved, as follows as of June 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax assets	$146,047	$111,971
Valuation allowance for deferred tax assets	(146,047)	(111,971)
Net deferred tax assets	$-	$-

NOTE 5 – FAIR VALUE ACCOUNTING

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 6 – COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders’ shares (2,159,999 shares on a post-reverse split basis) for $10,000 cash.

On December 16, 2010, the Company effected a reverse stock split of its authorized and issued and outstanding shares of common stock on a one new share for twenty-five old shares bases (1:25). As a result, the Company’s authorized share capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock.

Effective February 24, 2011, the Company increased the number of its authorized shares of Common Stock from 20,000,000 shares, par value $0.001 per share, to 500,000,000 shares, par value $0.001 per share.

NOTE 7 – COMMITMENTS

On January 1, 2010, the Company entered into an agreement to rent office space for $2,500 (Canadian) per month until September 30, 2011.

NOTE 8 – SUBSEQUENT EVENTS

Effective July 20, 2011, the Company effected a name change on the OTC Bulletin Board to Sharprock Resources Inc. This name change was also effective under Nevada corporate law as of July 20, 2011, pursuant to Articles of Merger that were previously filed with the Nevada Secretary of State on June 28, 2011. Pursuant to such Articles of Merger, the Company merged with its wholly-owned subsidiary, Sharprock Resources Inc. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. The Articles of Merger provide that, upon completion of the merger effective on July 20, 2011, the Company’s Articles of Incorporation were amended as of such date to change the Company’s name to Sharprock Resources Inc.

The Company has evaluated subsequent events through the date these financial statements were issued. Other than the name change to Sharprock Resources Inc. as set forth in the immediately preceding paragraph, there are no additional reporting subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

Overview of our Business

We had previously been in the pharmaceutical business, seeking to find and market pharmaceutical products. However, we recently have determined to shift our focus to mineral exploration. In connection with this change in our business focus, effective July 20, 2011, we changed our name from “Artepharm Global Corp.” to “Sharprock Resources Inc.”

We are an exploration stage company with a limited history of operations. We presently do not have the funding to fully execute our business plan.

Plan of Operations

As indicated above, we have recently shifted our focus from the pharmaceutical business to mineral exploration. We plan to seek out and acquire prospective mineral properties for exploration.

As at June 30, 2011, we had cash of $9,878 and a working capital deficit of $528,117. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to June 30, 2011 as well as for the six and three month periods ended June 30, 2011 and 2010.

	For six months ending		For three months ending		From inception
	June 30,		June 30,		(June 13, 2008) to
	2011	2010	2011	2010	June 30, 2011
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	178,634	99,979	96,092	17,295	347,200
Office and Administration	30,157	23,881	12,477	6,200	190,917
Total Expenses	208,791	123,860	108,569	23,495	538,117

Provision for income tax	-	-	-	-	-

Net loss from operations	(208,791)	(123,860)	(108,569)	(23,495)	(538,117)

Net Income (Loss)	$(208,791)	$(123,860)	$(108,569)	$(23,495)	$(538,117)

We have had no revenue from inception to June 30, 2011.

Our accounting and professional fees increased to $178,634 for the six months ended June 30, 2011 from $99,979 for the six months ended June 30, 2010.

Our office and administration expenses increased to $30,157 for the six months ended June 30, 2011 from $23,881 for the six months ended June 30, 2010.

Our net loss for the six months ended June 30, 2011 was $208,791, compared to $123,860 for the six months ended June 30, 2010.

Liquidity and Capital Resources

	As at	As at
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Cash	$9,878	$9,110
Working capital (deficit)	(528,117)	(72,665)
Total assets	9,878	9,110
Total liabilities	537,995	328,436
Shareholders’ deficit	(538,117)	(319,326)

As at June 30, 2011, we had cash of $9,878 and a working capital deficit of $528,117. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2011 increased to $221,473 from $106,552 in the six months ended June 30, 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the six months ended June 30, 2011, we received net cash from financing activities of $222,241 as the result of a loan, compared to $112,591 in the six months ended June 30, 2010.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule Rule 13a-15(e) of the Exchange Act) as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due the deficiencies in our internal control over financial reporting as of December 31, 2010, as reported in our Annual Report on Form 10-K for our year ended December 31, 2010, which deficiencies have not been remedied.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)
3.4	Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010 (3)
3.5	Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010 (3)
3.6	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011 (4)
3.7	Articles of Merger as filed with the Nevada Secretary of State, effective as of July 20, 2011 (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

Notes

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPROCK RESOURCES INC.

By:	/s/ Harpreet Sangha
Harpreet Sangha
Chief Executive Officer, Chief Financial Officer,
Secretary and a Director
(Principal Executive Officer and Principal Financial Officer)
Date: August 12, 2011