Form 10-Q
period 2011-09-30
SHARPROCK RESOURCES INC.
filed 2011-11-21
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53902

SHARPROCK RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	95-3746596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #222, 6820 188th Street
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
Yes [X]     No [   ]

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
Yes [   ]     No [X]

The registrant had 22,159,999 shares of common stock outstanding as of November 15, 2011.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2011
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

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	September 30	December 31
	2011	2010
	(unaudited)
Assets
Current assets
Cash	$14,000	$9,110
Prepaid Expenses	1,613
Total current assets	15,613	9,110

Total Assets	$15,613	$9,110

Liabilities
Current liabilities
Accounts payable	$221,474	$81,450
Related Party Loan	87,101	246,986
Total current liabilities	308,575	328,436

Total Liabilities	308,575	328,436

Stockholders' Deficit
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 22,159,999 Shares Issued and Outstanding (December 31, 2010 – 2,159,999)	22,160	2,160
Additional paid-in capital	1,787,840	7,840
Common Stock Payable	180,000	-
Deficit accumulated during exploration period	(2,282,962)	(329,326)
Total stockholders’ deficit	(292,962)	(319,326)

Total liabilities and stockholders’ deficit	$15,613	$9,110

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From
	For nine months ending		For three months ending		inception
	September 30,		September 30,		(June 13, 2008)
					to
					September 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	451,230	115,566	272,598	15,587	619,796
Office and Administration	102,406	32,629	72,249	8,748	263,166
Total Operating Expenses	553,636	148,195	344,847	24,335	882,962
Net Loss from Operations	(553,636)	(148,195)	(344,847)	(24,335)	(882,962)

Other Income (Expenses)

Loss on Debt Settlement	(1,400,000)	-	(1,400,000)	-	(1,400,000)

Net Income (Loss)	$(1,953,636)	$(148,195)	$(1,744,847)	$(24,335)	(2,282,962)

Basic & Diluted (Loss) per Common Share	(0.30)	(0.07)	(0.11)	(0.11)

Weighted Average Number of Common Shares	6,555,636	2,159,999	15,203,477	2,159,999

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to September 30, 2011

					Deficit
					Accumulated
					During	Total
	Common Stock		Paid in	Stock	Exploration	Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)
Shares issued to founders - June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840	-	$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840	-	(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840	-	(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840	$-	$(329,326)	$(319,326)

Shares issued for Debt (unaudited)	20,000,000	20,000	1,780,000			1,800,000
Common Stock Subscribed (unaudited)				180,000		180,000
Net (Loss) for period (unaudited)					(1,953,636)	(1,953,636)
Balance, September 30, 2011 (unaudited)	22,159,999	$22,160	$1,787,840	$180,000	$(2,282,962)	$(292,962)

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
			(June 13, 2008)
			to
	For nine months ending		September 30,
	September 30, 2011	September 30, 2010	2011
Operating Activities
Net income (loss)	$(1,953,636)	$(148,195)	$(2,282,962)
Adjustments to reconcile net loss to net cash:
Loss on Debt Settlement	1,400,000	-	1,400,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,613)	-	(1,613)
Accounts payable	140,024	32,595	$221,474
Net cash used in operating activities	(415,225)	(115,600)	(663,101)

Investing Activities
Net cash used in investing activities	$-	$-	$-

Financing Activities
Borrowings on Related Party Loan	539,971	115,422	786,957
Payments on Related Party Loan	(299,856)	-	(299,856)
Common Stock Subscribed	180,000		180,000
Increase (decrease) bank overdraft		178
Common shares issued for cash	-	-	10,000
Net cash provided by financing activities	$420,115	$115,600	$677,101

Net change in cash	4,890	-	14,000

Cash at beginning of period	9,110	-	-
Cash at end of period	$14,000	$-	$14,000

Interest	$-	$-	$-
Income Tax	$-	$-	$-

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

As shown in the accompanying financial statements, the Company has incurred a loss of $2,282,962 for the period from June 13, 2008 (inception) to September 30, 2011 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010, audited financial statements. The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

EXPLORATION STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as exploration stage.

FINANCIAL RISK - The company’s plan of operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations and developments that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s three months end is September 30, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2011 the company owed Harpreet Sangha, the Company’s CEO, the amount of $87,101. The loan is unsecured and has no interest and no fixed repayment date. As of September 30, 2011, the company issued 20,000,000 shares for settlement of debt for $400,000. As the fair market value of the Company’s stock on the day of grant was $.09, a loss of $1,400,000 million was recognized on debt settlement.

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

The Company currently has net operating loss carryforwards aggregating $2,282,962, which expire through 2030.

The Company has deferred income tax assets, which have been fully reserved, as follows as of September 30, 2011 and December 31, 2010:

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

On September 30, 2011, the company issued 20,000,000 shares for settlement of debt for $400,000, par value $0.001 per share. Shares were valued at $.09 according to the closing trading price of the stock on the date of grant.

During the period ended September 30, 2011, the Company received $180,000 in subscription funds for 1,800,000 shares. The shares have not yet been issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

As at September 30, 2011, we had cash of $14,000 and a working capital deficit of $2,282,962. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to September 30, 2011 as well as for the nine and three month periods ended September 30, 2011 and 2010.

	For nine months ending		For three months ending		From inception
	September 30,		September 30,		(June 13, 2008) to
	2011	2010	2011	2010	September 30, 2011
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	451,230	115,566	272,598	15,587	619,796
Office and Administration	102,406	32,629	71,249	8,748	263,166
Total Operating Expenses	553,636	148,195	344,847	24,335	882,962
Net Loss from Operations	(553,636)	(148,195)	(344,847)	(24,335)	(882,962)

Other Income (Expenses)
Loss on Debt Settlement	(1,400,000)	-	(1,400,000)	-	(1,400,000)

Net Income (Loss)	$(1,953,636)	$(148,195)	$(1,744,847)	$(24,335)	$(2,282,962)

We have had no revenue from inception to September 30, 2011.

Our accounting and professional fees increased to $451,230 for the nine months ended September 30, 2011 from $115,566 for the nine months ended September 30, 2010.

Our office and administration expenses increased to $102,406 for the nine months ended September 30, 2011 from $32,629 for the six months ended September 30, 2010.

Our net loss for the nine months ended September 30, 2011 was $1,953,636, compared to $148,195 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

	As at	As at
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Cash	$14,000	$9,110

Working capital (deficit)	(692,962)	(319,326)

Total assets	15,613	9,110

Total liabilities	308,575	328,436

Shareholders’ deficit	(292,962)	(319,326)

As at September 30, 2011, we had cash of $14,000 and a working capital deficit of $692,962. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2011 increased to $415,225 from $115,600 in the nine months ended September 30, 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the nine months ended September 30, 2011, we received net cash from financing activities of $539,971 as the result of a loan, compared to $115,422 in the nine months ended September 30, 2010.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Raymond Steele (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due the deficiencies in our internal control over financial reporting as of December 31, 2010, as reported in our Annual Report on Form 10-K for our year ended December 31, 2010, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our Current Report on Form 8-K as filed with the SEC on August 30, 2011, effective August 24, 2011, we entered into debt settlement agreements with twenty-four (24) offshore investors whereby we issued an aggregate of 20,000,000 shares of common stock, at a deemed price of $0.02 per share. We issued the securities outside the United States to non-U.S. Persons (as such terms are defined in Regulation S of the Securities Act of 1933, as amended (the "Securities Act")) in reliance on Regulation S and/or Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)

3.4	Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010 (3)

3.5	Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010 (3)

3.6	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011 (4)

3.7	Articles of Merger as filed with the Nevada Secretary of State, effective as of July 20, 2011 (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

Notes

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPROCK RESOURCES INC.

By:	/s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Secretary and a director
Date: November 18, 2011

By:	/s/ Raymond Steele
Raymond Steele
Chief Financial Officer,
Date: November 18, 2011