Form 10-K
period 2011-12-31
SHARPROCK RESOURCES INC.
filed 2012-04-16
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-53902

SHARPROCK RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0460379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 140, 4651 Shell Road
Richmond, BC V6X 3M3
(Address of Principal Executive Offices & Zip Code)

604-244-8824
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
[   ] Yes [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
[ x ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ x ] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.09) on that date, was approximately $82,800.

The registrant had 42,279,999 shares of common stock outstanding as of April 12, 2012.

SHARPROCK RESOURCES INC.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “ will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

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

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

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

PART I

Item 1. Business

Name and Organization

We were incorporated under the laws of the State of Nevada on June 13, 2008 under the name AMF Capital Group Inc. On June 5, 2009, we changed our name to “Blackrock Resources Inc.” On August 28, 2009, we changed our name to “Black Mountain Resources Inc.” On November 13, 2009, we changed our name to “Artepharm Global Corp.” and increased our authorized share capital from 75,000,000 shares (with a par value of $0.001 per share) to 500,000,000 shares (with the par value unchanged at $0.001 per share). On December 16, 2010, we effected a reverse stock split of our authorized and issued and outstanding shares of common stock on a one new share for twenty-five old shares basis (1:25). As a result, our authorized share capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock. Effective February 24, 2011 we increased our authorized share capital from 20,000,000 shares (with a par value of $0.001 per share) to 500,000,000 shares (with the par value unchanged at $0.001 per share). Effective July 20, 2011, we changed our name to “Sharprock Resources Inc.”.

Our principal business offices are located at Unit 140, 4651 Shell Road, Richmond, British Columbia, Canada, V6X 3M3, and our telephone number is (604) 244-8824.

General

We had previously been in the pharmaceutical business, seeking to find and market pharmaceutical products. During our fiscal year ended December 31, 2011, we determined to shift our focus to mineral exploration. In connection with this change in our business focus, as indicated above, effective July 20, 2011, we changed our name from “Artepharm Global Corp.” to “Sharprock Resources Inc.”

We are an exploration stage company with a limited history of operations. We presently do not have the funding to fully execute our business plan.

Share Purchase Agreement

On February 3, 2012, we entered into a share purchase agreement (the “Share Purchase Agreement”) with each of Credence Holdings Limited (“Credence”), Union Mining Holding Limited (“Union”, and together with Credence and any of their subsidiaries from time to time, the “Group Companies”), and two individuals who are the beneficial owners of the entire share capital of Union (the “UBOs”) pursuant to which our Company proposes to acquire from Credence, as the sole legal and registered owner of the entire issued share capital of Union (which Credence holds on trust for the benefit of the UBOs), the entire issued share capital of Basic Metals CJSC (“Basic Metals”) and its license (the “License”), effective until July 30, 2022, for subsoil use issued to Basic Metals by the Federal Agency on Subsoil Use of the Russian Federation for the purposes of geological exploration and production of hard rock and placer gold within the boundaries of an approximately 1,500 hectare area located approximately 120 kilometers south of the town of Bilibino in the Chukotka Autonomous Area, Russian Federation (the “Kekura Field”).

Pursuant to the Share Purchase Agreement, our Company will subscribe to, acquire and/or exchange shares of Union (each, a “Union Share” and collectively, the “Union Shares”), as the sole legal, beneficial and registered owner of the entire issued share capital of Basic Metals, by way of a series of transactions (each, a “Transaction” and collectively, the “Transaction”) as more particularly described below, with each such Transaction being concluded on the terms and subject to the conditions of the Share Purchase Agreement.

In accordance with the terms of the Share Purchase Agreement, our Company proposes to acquire a 50% legal and beneficial interest in the share capital of Union plus three (3) Union Shares by making payments totaling USD$111 million (the “First Payments”) by no later than April 30, 2012, which First Payments consist of: (i) a USD$53 million payment to Union to discharge certain indebtedness of Union (the “Indebtedness”), (ii) a USD$19 million payment to Credence, and (iii) a USD$39 million payment (the “Bank Seller Payment”) to be made to Giwiss Holdings Limited or its nominee (the “Bank Seller”), the anticipated legal and beneficial owner of 50.08% of the issued share capital of Union pursuant to a certain agreement to be entered into between Credence, the UBOs and the Bank Seller (the “Bank Seller Agreement”), all as to be contemplated under a certain agreement (the “Bank Seller SPA”) to be entered into between our Company and the Bank Seller, in the form approved by our Company, acting in its absolute discretion, for the sale from the Bank Seller to our Company of the Bank Seller’s entire legal and beneficial interest in Union (collectively, the “Initial Transaction”).

Following the Initial Transaction, our Company can increase its legal and beneficial interest in the share capital of Union to 68% by making further payments totaling an additional USD$99 million (the “Second Payments”) by no later than May 31, 2012, which Second Payments consist of: (i) a USD$86 million payment to Union, and (ii) a USD$13 million payment to Credence (collectively, the “Second Transaction”).

Following the Second Transaction, our Company can increase its legal and beneficial interest in the share capital of Union to 75% by making further payments totaling an additional USD$30 million (the “Third Payments”) by no later than May 31, 2013, which Third Payments consist of (i) a USD$21 million payment to Union, and (ii) a USD$9 million payment to Credence (collectively, the “Third Transaction”).

Subsequent to the Third Transaction, our Company can acquire the remaining 25% legal and beneficial interest in the share capital of Union by entitling Credence, in its discretion, to either (i) transfer such remaining Union Shares in exchange for 25% of our Company’s then outstanding share capital (the “Share Swap”), or (ii) require our Company to purchase such remaining Union Shares for a price to be calculated by an independent financial consultant to be appointed by mutual agreement between Credence and our Company (the “Put Option” and collectively, the “Fourth Transaction”). Credence can exercise the Share Swap or the Put Option by serving written notice of its intention on our Company no later than December 31, 2014 (the “Share Swap Notice” or the “Put Option Notice”, as the case may be). No Share Swap Notice may be served on our Company by Credence following the service of an Option Notice, and vice versa.

In accordance with the terms of the Share Purchase Agreement, if and to the extent that there has been a default by our Company in subscribing for or acquiring the Union Shares as contemplated by the Share Purchase Agreement prior to the Fourth Transaction, then the number of Union Shares subject to the Share Swap and/or the Put Option will be adjusted so that Credence and the UBOs (acting together) will be entitled to elect to proceed with the Share Swap/Put Option based on the amount of share capital of Union at the relevant time registered in the name of Credence as a percentage proportion of the entire issued share capital of Union. Accordingly, the original percentage of 25% referred to in the Fourth Transaction above will be increased to the relevant percentage of the entire issued share capital of Union registered in the name of Credence at the relevant time and the Share Swap or the Put Option amounts will be increased proportionately.

The Transactions are subject to certain conditions precedent including, among others, the completion by our Company, to its satisfaction, of due diligence on the Group Companies, the finalization and entering into of the Bank Seller Agreement and Bank Seller SPA and all documents related thereto, the settlement, in terms to be approved by our Company to its satisfaction, of certain claims made by a certain Russian company relating to the Kekura Field, the execution of a shareholders agreement relating to Basic Metals among Basic Metals, Credence, the UBOs and our Company, and the discharge by Union of the Indebtedness.

Apart from relatively small private placements that we completed in January and February 2012 in which we received gross cash proceeds of $1,867,000, we have not received funds required to complete on this transaction, so our ability to close on this transaction is extremely uncertain.

Bankruptcy or similar proceedings

We have not been the subject of a bankruptcy, receivership or similar proceedings.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition, exploration and development.

Employees

We have no significant employees other than our officers and directors. We plan to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Our Company does not currently have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

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

Item 1A. Risk Factors

We are an exploration stage company and we expect to incur operating losses for the foreseeable future.

We were incorporated on June 13, 2008 and during our fiscal year ended December 31, 2011 we shifted our focus from the pharmaceutical business to mineral exploration. We have no way to evaluate the likelihood that our business will be successful. We have earned no revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of the business plan we undertake. These potential problems include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without any significant revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or we are able to raise additional funds, that such funds will be in the amounts required or on terms favourable to us.

We do not currently have an interest in any exploration properties.

On February 3, 2012, we entered into a share purchase agreement to acquire an interest in a license for geological exploration and production of hard rock and placer gold within the boundaries of an approximately 1,500 hectare area located approximately 120 kilometers south of the town of Bilibino in the Chukotka Autonomous Area, Russian Federation, known as the Kekura Field. This acquisition is subject to various conditions precedent, and there is no guarantee that such conditions precedent will be fulfilled.

Our competition is intense in all phase of our business.

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders.

Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition, exploration and development.

If and when we acquire an interest in an exploration property, our exploration work may not result in the discovery of mineable deposits.

If and when we acquire an interest in the Kekura Field or another exploration property, our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our exploration operations will be subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our proposed exploration activities will be subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

Our proposed exploration activities are subject to various local laws and regulations

If and when we acquire an interest in the Kekura Field or another exploration property, we will be subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. We will require licenses and permits to conduct exploration and mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions. This would have a material adverse effect on our results and financial condition.

We have uninsurable risks.

We may be subject to unforeseen hazards such as unusual or unexpected formations and other conditions. We may become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We do not maintain key-man life insurance on any of our officers. A loss of any of them could adversely affect our business.

We are subject to the volatility of metal and mineral prices.

The economics of developing metal and mineral properties are affected by many factors beyond our control including, without limitation, the cost of operations, variations in the grade ore or resource mined, and the price of such resources. The market prices of the metals for which we are exploring are highly speculative and volatile. Depending on the price of gold or other resources, we may determine that it is impractical to commence or continue commercial production. The price of gold has fluctuated widely in recent years. The price of gold and other metals and minerals may not remain stable, and such prices may not be at levels that will make it feasible to pursue exploration activities, or commence or continue commercial production.

We have requirements for and there is an uncertainty of access to additional capital.

At December 31, 2011, we had cash of $502,852 and working capital of $287,923. We will continue to incur costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our business activities depends in part on our ability to acquire mineral property interests and commence operations to generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing for our operations.

Our current operations do not generate any cash flow. Any work on any properties we may acquire may require additional equity financing. If we seek funding from joint venture partners, our project interests will be diluted. If we seek additional equity financing, the issuance of additional shares will dilute the current interests of our shareholders. We may not be able to obtain additional funding to allow us to fulfill our obligations on any future exploration properties. Our failure to obtain such additional financing could result in delay or indefinite postponement of exploration and the possible partial or total loss of our potential interest in certain properties or dilution of our interest in certain properties which would have a material adverse effect on our business.

Our directors and officers are indemnified for any monies they pay in settlement of actions performed while a director or officer.

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with our Company. We have authorized the indemnification of our officers and directors to the full extent available under the Nevada Revised Statutes.

Risks Related to Our Common Stock

The trading price of our common stock may be volatile.

The price of our common shares may increase or decrease in response to a number of events and factors, including: trends in the mineral sector in which we operate; changes in the market price of gold; current events affecting the global economic situation; changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common shares. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently do not own any physical property or own any real property. Our principal executive office is located at Unit 140, 4651 Shell Road, Richmond, British Columbia V6X 3M3.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since December 26, 2008. From December 26, 2008 to June 17, 2009 shares of our common stock were quoted on the OTC Bulletin Board under the symbol “AFCP”, from June 18, 2009 to January 13, 2010 under the symbol “BCKR”, from January 14, 2010 to July 19, 2011 under the symbol “ARGC” and since July 20, 2011 our shares have been quoted under the symbol “SHRK”. The range of high and low bid information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect the reverse stock split of 1:25 completed December 16, 2010.

2011	High	Low
4th Quarter	$2.70	$0.40
3rd Quarter	$0.60	$0.08
2nd Quarter	$0.17	$0.05
1st Quarter	$0.15	$0.03
2010
4th Quarter	$0.95	$0.035
3rd Quarter	$1.475	$0.0525
2nd Quarter	$12.50	$0.50
1st Quarter	$12.175	$5.00

Holders

As of April 12, 2012, we had 79 shareholders of record.

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

Recent Sales of Unregistered Securities

Any sales of unregistered securities during our Company’s fiscal year ended December 31, 2011 to the date of this report have been previously reported in a quarterly reports on Form 10-Q or in current reports on Form 8-K, except for the following: Effective February 21, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser of the shares in its subscription agreement entered into between the purchaser and the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in this annual report, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have yet to generate revenues to achieve profitability.

Plan of Operations

We had previously been in the pharmaceutical business, seeking to find and market pharmaceutical products. However, during our fiscal year ended December 31, 2011, we shifted our focus to mineral exploration. In connection with this change in our business focus, effective July 20, 2011, we changed our name from “Artepharm Global Corp.” to “Sharprock Resources Inc.” Our primary plan of operations over the next twelve months is to obtain an interest in a 1,500 hectare area known as the Kekura Field, located in the Chukotka Autonomous Area, Russian Federation, as more fully described above under “Item 1 – Business – Share Purchase Agreement.”

As at December 31, 2011, we had cash of $502,852 and working capital of $287,923. Consequently, we will require significant additional financing to pursue our plan of operations over the next 12 months. Apart from relatively small private placements that we completed in January and February 2012 in which we received gross cash proceeds of $1,867,000, we have not received funds required to complete on the Kekura Field transaction, so our ability to close on this transaction is extremely uncertain. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to reevaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to December 31, 2011 as well as for the year ended December 31, 2011 and 2010.

	For year ended		From inception
	December 31,		(June 13, 2008) to
	2011	2010	December 31, 2011
Revenue	$-	$-	$-

Expenses
Accounting & Professional Fees	3,417,716	96,153	3,591,144
Office and Administration	359,275	148,398	515,173
Total Operating Expenses	3,776,991	244,551	4,106,317
Net Loss from Operations	(3,776,991)	(244,551)	(4,106,317)

Other Income (Expenses)
Loss on Debt Settlement	(1,400,000)	-	(1,400,000)

Net Income (Loss)	$(5,176,991)	$(244,551)	$(5,506,317)

We have had no revenue from inception to December 31, 2011.

Our accounting and professional fees increased to $3,417,716 for the year ended December 31, 2011 from $96,153 for the year ended December 31, 2010, primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, as described in Item 1 above.

Our office and administration expenses increased to $359,275 for the year ended December 31, 2011 from $148,398 for the year ended December 31, 2010.

Our net loss for the year ended December 31, 2011 was $5,176,991, compared to $244,551 for the year ended December 31, 2010.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
Cash	$502,852	$9,110
Working capital (deficit)	287,923	(18,330)
Total assets	605,578	9,110
Total liabilities	406,895	328,436
Shareholders’ equity (deficit)	198,683	(319,326)

As at December 31, 2011, we had cash of $502,852 and working capital of $287,923. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2011 increased to $1,500,110 from $183,866 in the year ended December 31, 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the year ended December 31, 2011, we received net cash from financing activities of $1,995,355, compared to $192,976 in the year ended December 31, 2010.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sharprock Resources Inc.
(formerly Artepharm Global Corp.)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sharprock Resources Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the twelve month periods ended December 31, 2011 and 2010 and the period from June 13, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sharprock Resources Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 16, 2012

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	December 31	December 31
	2011	2010
Assets
Current assets
Cash	$502,852	$9,110
Prepaid expenses	101,373	-
Total current assets	604,225	9,110
Property and equipment (net)	1,353	-
Total Assets	$605,578	$9,110

Liabilities
Current liabilities
Accounts payable	$299,053	$54,010
Accounts payable – related party	-	27,440
Bank overdraft	17,249	-
Total current liabilities	316,302	81,450

Long Term Liabilities
Related Party Loan	90,593	246,986
Total Long Term Liabilities	90,593	246,986

Total Liabilities	406,895	328,436

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 22,159,999 and 2,159,999 Shares Issued and Outstanding, respectively	22,160	2,160
Additional paid-in capital	1,787,840	7,840
Common Stock Payable	3,895,000	-
Deficit accumulated during exploration stage	(5,506,317)	(329,326)
Total stockholders’ equity (deficit)	198,683	(319,326)

Total liabilities and stockholders’ equity (deficit)	$605,578	$9,110

The accompanying notes are an integral
part of these financial statements.

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Operations
(Stated in US Dollars)

	For year ended		From inception
	December 31,		(June 13, 2008) to
	2011	2010	December 31, 2011
Revenue	$-	$-	$-

Expenses
Accounting & Professional Fees	3,417,716	96,153	3,591,144
Office and Administration	359,275	148,398	515,173
Total Operating Expenses	3,776,991	244,551	4,106,317
Net Loss from Operations	(3,776,991)	(244,551)	(4,106,317)

Other Income (Expenses)
Loss on Debt Settlement	(1,400,000)	-	(1,400,000)

Net Income (Loss)	$(5,176,991)	$(244,551)	$(5,506,317)

Basic & Diluted (Loss) per Common Share	$(0.49)	$(0.11)

Weighted Average Number of Common Shares	10,511,647	2,159,999

The accompanying notes are an integral
part of these financial statements.

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			From
			inception
	For the year	For the year	(June 13,
	ended	ended	2008) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss)	$(5,176,991)	$(244,551)	$(5,506,317)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on settlement of debt	1,400,000	-	1,400,000
Shares for issuance of services	2,160,500	-	2,160,500
Depreciation expense	150	-	150
Changes in Operating assets and liabilities:
Prepaid expenses	(101,373)	-	(101,373)
Accounts payable and accrued liabilities	217,604	60,685	299,054
Net cash used in operating activities	$(1,500,110)	$(183,866)	$(1,747,986)

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(1,503)	-	(1,503)
Net cash used in investing activities	$(1,503)	$-	$(1,503)

Cash Flows from Financing Activities
Proceeds from sale of stock	1,734,500	-	1,744,500
Borrowings on related party loan	854,017	192,976	1,101,003
Payments on related party loan	(610,411)	-	(610,411)
Bank overdraft payable	17,249	-	17,249
Net cash provided by financing activities	1,995,355	192,976	$2,252,341

Net Increase in Cash	493,742	9,110	502,852
Cash at beginning of period	9,110	-	-
Cash at end of period	$502,852	$9,110	$502,852

The accompanying notes are an integral
part of these financial statements.

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (June 13, 2008) to December 31, 2011
(Stated in US Dollars)

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Stock	Exploration
	Shares	Amount	Capital	Payable	Stage	Total Equity
Shares issued to founders – June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	$2,160	$7,840		$(84,775)	$(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for debt	20,000,000	20,000	1,780,000			1,800,000
Common stock payable – private placement				1,734,500		1,734,500
Shares issuable for services				2,160,500		2,160,500
Net (Loss) for period					(5,176,991)	(5,176,991)
Balance, December 31, 2011	22,159,999	$22,160	$1,787,840	$3,895,000	$(5,506,317)	$198,683

The accompanying notes are an integral
part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly Artepharm Global Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
From Inception to December 31, 2011
(Stated in US Dollars)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Artepharm Global Corp. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The company was incorporated under the name AMF Capital Group, Inc. In June 2009, the company changed its name to Blackrock Resources, Inc. In January 2010 the company changed its name to Artepharm Global Corp. Effective July 20, 2011, we changed our name to “Sharprock Resources Inc.”. The Company had previously been in the pharmaceutical business, seeking to find and market pharmaceutical products. During the Company’s fiscal year ended December 31, 2011, the Company determined to shift its focus to mineral exploration.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $5,506,317 for the period from June 13, 2008 (inception) to December 31, 2011 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2011 or December 31, 2010.

PROPERTY AND EQUIPMENT – Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2011 the company owed Harpreet Sangha, company CEO, the amount of $90,593 (2010 - $246,986). The loan is unsecured and has no stated interest rate and is due upon demand.

On August 24, 2011, the company issued 1,825,000 shares of common stock to Harpreet Sangha, the company’s CEO, in settlement of debt of $36,500. The shares were valued at $0.09 according to the closing trading price of the Company’s common stock on the date the shares-for-debt issuance was approved by the Company’s board of directors. (See Note 9).

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

The Company currently has net operating loss carryforwards aggregating $3,345,817, which expire through 2030. The deferred tax asset of $1,137,578 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets	$1,137,578	$111,971
Valuation allowance for deferred tax assets	(1,137,578)	(111,971)
Net deferred tax assets	$-	$-

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

Level 3

Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.)

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 6 – COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders’ shares (2,159,999 shares on a post-reverse split basis) for $10,000.

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

On August 24, 2011, the company issued 20,000,000 shares for settlement of debt for $400,000 to 25 subscribers, which included the issuance of 1,825,000 shares of common stock to Harpreet Sangha, the company’s CEO, in settlement of debt of $36,500. The shares were valued at $0.09 according to the closing trading price of the Company’s common stock on the date the shares-for-debt issuance was approved by the Company’s board of directors. The Company recognized a loss of $1,400,000 on this debt settlement. (See Note 9).

On December 31, 2011, as part of the private placement offering which closed on January 4, 2012, the Company had a stock payable amount of $1,734,500 for an aggregate of 17,345,000 shares of common stock, at a subscription price of $0.10 per common share.

On December 31, 2011, the Company had 1,450,000 shares issuable for services, with a value of $2,160,500 based on the market price of the shares on the date of grant.

NOTE 7 – PROPERTY AND EQUIPMENT

As of December 31, 2011, property and equipment consisted of office equipment with a carrying amount of $1,503 and accumulated depreciation of $150. Depreciation expense totaled $150 for the year ended December 31, 2011.

NOTE 8 – COMMITMENTS

On December 9, 2011, the Company entered into an agreement to rent office space for $2,240 (Canadian) per month until December 31, 2012.

NOTE 9- DEBT SETTLEMENT

In conjunction with $400,000 of indebtedness owed by the Company to Harpreet Sangha, the Company’s CEO, during the Company’s year ended December 31, 2011, Mr. Sangha assigned an aggregate of $363,500 of such debt to a total of 24 individuals, who then converted such debt into an aggregate of 18,175,000 shares of the Company’s common stock at a price of $0.02 per share in settlement of such $363,500 of indebtedness. In addition, during the Company’s year ended December 31, 2011, Mr. Sangha converted the remaining $36,500 of the $400,000 of indebtedness into 1,825,000 shares of the Company’s common stock at a price of $0.02 per share in settlement of such remaining $36,500 of indebtedness. The indebtedness was unsecured, with no interest, and due on demand. The shares were valued at $0.09 according to the closing trading price of the Company’s common stock on the date the shares-for-debt issuance was approved by the Company’s board of directors. The Company recognized a loss of $1,272,250 on the debt settlement associated with these 24 individuals and a further loss of $127,750 on the debt settlement associated with Mr. Sangha, for a total recognized loss of $1,400,000.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. Except as set forth below, there are no reporting subsequent events requiring disclosure:

Share Purchase Agreement

On February 3, 2012, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with each of Credence Holdings Limited (“Credence”), Union Mining Holding Limited (“Union”, and together with Credence and any of their subsidiaries from time to time, the “Group Companies”), and two individuals who are the beneficial owners of the entire share capital of Union (the “UBOs”) pursuant to which the Company proposes to acquire from Credence, as the sole legal and registered owner of the entire issued share capital of Union (which Credence holds on trust for the benefit of the UBOs), the entire issued share capital of Basic Metals CJSC (“Basic Metals”) and its license (the “License”), effective until July 30, 2022, for subsoil use issued to Basic Metals by the Federal Agency on Subsoil Use of the Russian Federation for the purposes of geological exploration and production of hard rock and placer gold within the boundaries of an approximately 1,500 hectare area located approximately 120 kilometers south of the town of Bilibino in the Chukotka Autonomous Area, Russian Federation (the “Kekura Field”).

Pursuant to the Share Purchase Agreement, the Company will subscribe to, acquire and/or exchange shares of Union (each, a “Union Share” and collectively, the “Union Shares”), as the sole legal, beneficial and registered owner of the entire issued share capital of Basic Metals, by way of a series of transactions (each, a “Transaction” and collectively, the “Transaction”) as more particularly described below, with each such Transaction being concluded on the terms and subject to the conditions of the Share Purchase Agreement.

In accordance with the terms of the Share Purchase Agreement, the Company proposes to acquire a 50% legal and beneficial interest in the share capital of Union plus three (3) Union Shares by making payments totaling USD$111 million (the “First Payments”) by no later than April 30, 2012, which First Payments consist of: (i) a USD$53 million payment to Union to discharge certain indebtedness of Union (the “Indebtedness”), (ii) a USD$19 million payment to Credence, and (iii) a USD$39 million payment (the “Bank Seller Payment”) to be made to Giwiss Holdings Limited or its nominee (the “Bank Seller”), the anticipated legal and beneficial owner of 50.08% of the issued share capital of Union pursuant to a certain agreement to be entered into between Credence, the UBOs and the Bank Seller (the “Bank Seller Agreement”), all as to be contemplated under a certain agreement (the “Bank Seller SPA”) to be entered into between the Company and the Bank Seller, in the form approved by the Company, acting in its absolute discretion, for the sale from the Bank Seller to the Company of the Bank Seller’s entire legal and beneficial interest in Union (collectively, the “Initial Transaction”).

Following the Initial Transaction, the Company can increase its legal and beneficial interest in the share capital of Union to 68% by making further payments totaling an additional USD$99 million (the “Second Payments”) by no later than May 31, 2012, which Second Payments consist of: (i) a USD$86 million payment to Union, and (ii) a USD$13 million payment to Credence (collectively, the “Second Transaction”).

Following the Second Transaction, the Company can increase its legal and beneficial interest in the share capital of Union to 75% by making further payments totaling an additional USD$30 million (the “Third Payments”) by no later than May 31, 2013, which Third Payments consist of (i) a USD$21 million payment to Union, and (ii) a USD$9 million payment to Credence (collectively, the “Third Transaction”).

Subsequent to the Third Transaction, the Company can acquire the remaining 25% legal and beneficial interest in the share capital of Union by entitling Credence, in its discretion, to either (i) transfer such remaining Union Shares in exchange for 25% of the Company’s then outstanding share capital (the “Share Swap”), or (ii) require the Company to purchase such remaining Union Shares for a price to be calculated by an independent financial consultant to be appointed by mutual agreement between Credence and the Company (the “Put Option” and collectively, the “Fourth Transaction”). Credence can exercise the Share Swap or the Put Option by serving written notice of its intention on the Company no later than December 31, 2014 (the “Share Swap Notice” or the “Put Option Notice”, as the case may be). No Share Swap Notice may be served on the Company by Credence following the service of an Option Notice, and vice versa.

In accordance with the terms of the Share Purchase Agreement, if and to the extent that there has been a default by the Company in subscribing for or acquiring the Union Shares as contemplated by the Share Purchase Agreement prior to the Fourth Transaction, then the number of Union Shares subject to the Share Swap and/or the Put Option will be adjusted so that Credence and the UBOs (acting together) will be entitled to elect to proceed with the Share Swap/Put Option based on the amount of share capital of Union at the relevant time registered in the name of Credence as a percentage proportion of the entire issued share capital of Union. Accordingly, the original percentage of 25% referred to in the Fourth Transaction above will be increased to the relevant percentage of the entire issued share capital of Union registered in the name of Credence at the relevant time and the Share Swap or the Put Option amounts will be increased proportionately.

The Transactions are subject to certain conditions precedent including, among others, the completion by the Company, to its satisfaction, of due diligence on the Group Companies, the finalization and entering into of the Bank Seller Agreement and Bank Seller SPA and all documents related thereto, the settlement, in terms to be approved by the Company to its satisfaction, of certain claims made by a certain Russian company relating to the Kekura Field, the execution of a shareholders agreement relating to Basic Metals among Basic Metals, Credence, the UBOs and the Company, and the discharge by Union of the Indebtedness.

Apart from relatively small private placements that we completed in January and February 2012 in which we received gross cash proceeds of $1,867,000 (as described under the heading “Private Placements” immediately below in this Note 10), we have not received funds required to complete on this transaction, so our ability to close on this transaction is extremely uncertain.

Private Placements

Effective January 4, 2012, the Company completed a private placement with 45 investors whereby the Company issued an aggregate of 17,345,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $1,734,500, which were included in common stock payable at year end.

Effective January 4, 2012, the Company issued 1,450,000 shares of common stock issuable for services to four subscribers, with a value of $2,160,500 based on the market value of the shares on the date of issuance.

Effective January 6, 2012, the Company completed a private placement with one investor whereby the Company issued 25,000 shares of its common stock at a subscription price of $0.10 per common share, for gross proceeds to the Company of $2,500.

Effective February 21, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due the deficiencies in our internal control over financial reporting as described below.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report..

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Harpreet Sangha	48	Chief Executive Officer, President, Secretary and a Director
Daniel Kunz	59	Chairman and Director
Craig Alford	49	Director
Herminder Rai	40	Chief Financial Officer

Harpreet (Harp) Sangha has served as an officer and director of our Company since September 19, 2009. Mr. Sangha was formerly a director and CEO of Douglas Lake Minerals Inc. (now known as Handeni Gold Inc.) from April 2006 until 2011. Mr. Sangha has approximately 20 years experience in business financing with a specific interest in public company development. He was an investment advisor at Global Securities Corporation until March 2006.

Daniel J. Kunz was appointed as our Chairman of the board on October 14, 2011. He is the co-founder, President and Chief Executive Officer and a director of U.S. Geothermal Inc. He has served as a director of Geothermal since March 2000, and was Chairman of the Board of Directors from March 2000 until December 2003. In addition, he was senior vice president and Chief Operating Officer of Ivanhoe Mines Ltd. from 1997 until October 31, 2000, and served as its President, Chief Executive Officer and Director from November 1, 2000 until March 1, 2003. Mr. Kunz was a founder of and directed the 1993 initial public offering of the NASDAQ listed MK Gold Company (President, Director & CEO) and for 17 years held executive positions with NYSE listed Morrison Knudsen Corporation (including Vice President & Controller). He has more than 30 years of experience in international mining, engineering and construction, including, marketing, business development, management, accounting, finance and operations. Mr. Kunz holds a Masters of Business Administration and a Bachelor of Science in Engineering Science. He is currently a director of several companies publicly traded on the TSX Venture Exchange including Kenai Resources Ltd. and Chesapeake Gold Corp.

Craig Alford, PGeo, was appointed as a director of our Company on October 14, 2011. He has been involved for over 26 years in mineral exploration and mining development. His experience has focused on precious and base metal deposits throughout North and South America, Central Asia, China, Australia and Africa. This experience has included independent consulting assignments, in addition to the management of major and junior company exploration programs worldwide. Mr. Alford holds both a Bachelor of Science (Honours) and a Master of Science in Geology and is a professional geologist registered with the Association of Professional Geoscientists of Ontario (APGO).

Herminder Rai was appointed as our Chief Financial Officer on April 12, 2012. From October 2000 to June 2009 Mr. Rai was an investment advisor with Global Securities Corporation, of Vancouver, British Columbia. Mr. Rai served as Secretary, Treasurer and Chief Financial Officer of Douglas Lake Minerals Inc. (now known as Handeni Gold Inc.) from July 2009 to September 2011. Mr. Rai continued to work at Handeni Gold until March 2012, providing support to the Company’s new Chief Financial Officer and management. Mr. Rai is a graduate of many Canadian Securities Institute securities-related courses, and recently passed Level I of the CFA program and is currently enrolled as a Level II candidate.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and holds office until removed by the Board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Committees of the Board of Directors

Our Board of Directors acts as our nominating committee and our audit committee; we do not have separate committees that perform these functions. We have identified Daniel Kunz as a financial expert serving on our board, and we have determined that he is “independent” as that term is defined in Rule 121 of the NYSE Amex Equities exchange listing standards.

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

There are currently no legal proceedings to which our officers and directors are a party adverse to us or in which our officers and director has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2011, except as disclosed below, these filings were made on a timely basis:

Name and Position	Late Reports	Transactions Not Timely Reported
Harpreet Sangha, President, CEO, Secretary and a director	3	11

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Sharprock Resources Inc., at Unit 140, 4651 Shell Road, Richmond, British Columbia, V6X 3M3.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers during our fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha CEO, President, Secretary	2011 2010	$225,000 $60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$225,000 $60,000
Raymond Steele Chief Financial Officer (1)	2011 2010	35,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Jianping Song Former President (2)	2011 2010	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Steele served as our Chief Financial Officer from October 17, 2011 until April 12, 2012.
(2)	Dr. Song served as an officer and director from March 1, 2010 to November 12, 2010.

Outstanding Equity Awards as of December 31, 2011

There were no outstanding equity awards as of December 31, 2011 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

The following table provides information regarding compensation during our year ended December 31, 2011 earned by directors who are not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Kunz	$30,000	Nil	Nil	Nil	Nil	Nil	$30,000
Craig Alford	$90,000	Nil	Nil	Nil	Nil	Nil	$90,000

Employment Contracts

Except as described below, there are no employment contracts or related arrangements with our executive officers or directors.

We entered into a consulting agreement with Craig Alford (a director of our Company), effective July 1, 2011, whereby Mr. Alford provides consulting services to our Company at a monthly fee of CDN$15,000 per month.

We entered into a letter agreement with Resource Energy Development, Inc. (“RED”), dated October 11, 2011, whereby RED agreed to at as a consulting advisor to our Company in connection with the proposed acquisition of the Kekura Field property, Russia (which proposed acquisition is discussed in Item 1 of this Annual Report). Daniel Kunz (the Chairman of our board of directors) is the Chief Executive Officer of RED. Pursuant to this agreement, RED agreed to act as a technical consultant and financial advisor to our Company in connection with the proposed acquisition, and the Company agreed to pay RED a retainer fee of $30,000, a monthly fee of $10,000 and a closing fee of $50,000 upon the successful completion of the acquisition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 12, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Harpreet Sangha Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	3,276,459	7.7%
Common Stock	Daniel Kunz Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	2,000,000	4.7%
Common Stock	Craig Alford Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	1,747,500	4.1%
Common Stock	Herminder Rai Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	1,100,027	2.6%
Common Stock	Directors and Officers as a Group (4 people)	8,123,986	19.2%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 12, 2012.

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

As of December 31, 2011 our company owed $90,593 (2010 - $246,986) to Mr. Harpreet Sangha, our President, CEO, Secretary and a director, with respect to a loan from Mr. Sangha to our company related to expenses paid by Mr. Sangha that has not been paid back. The loan is unsecured and has no stated interest rate and is due upon demand.

On August 24, 2011, we issued 1,825,000 shares of common stock to Mr. Sangha in settlement of debt of $36,500.

We entered into a consulting agreement with Craig Alford (a director of our Company), effective July 1, 2011, whereby Mr. Alford provides consulting services to our Company at a monthly fee of CDN$15,000 per month. As such, we paid a total of CDN$90,000 to Mr. Alford from July 1, 2011 through our year ended December 31, 2011.

We entered into a letter agreement with Resource Energy Development, Inc. (“RED”), dated October 11, 2011, whereby RED agreed to at as a consulting advisor to our Company in connection with the proposed acquisition of the Kekura Field property, Russia (which proposed acquisition is discussed in Item 1 of this Annual Report). Daniel Kunz (the Chairman of our board of directors) is the Chief Executive Officer of RED. Pursuant to this agreement, RED agreed to act as a technical consultant and financial advisor to our Company in connection with the proposed acquisition, and the Company agreed to pay RED a retainer fee of $30,000, a monthly fee of $10,000 and a closing fee of $50,000 upon the successful completion of the acquisition.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

		Year Ended		Year Ended
		December 31, 2011		December 31 , 2010
Audit Fees		$9,500		$5,650
Audit-Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$9,500		$5,650

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. Our Board will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our auditors. Thereafter, our Board will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our auditors which are not encompassed by our Board’s annual pre-approval and are not prohibited by law.

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
10.1

Share Purchase Agreement, dated February 3, 2012, among Sharprock Resources Inc., Credence Holdings Limited, Union Mining Holding Limited, and two individuals who are the beneficial owners of the entire share capital of Union.(6)

10.2	Consulting Contract between the Company and Craig Alford, dated July 1, 2011 (7)
10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (7)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPROCK RESOURCES INC.

By:	“Harpreet Sangha”
Harpreet Sangha
President, Chief Executive Officer, Secretary and a director
Date: April 16, 2012

By:	“Herminder Rai”
Herminder Rai
Chief Financial Officer,
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Harpreet Sangha”	President, Chief Executive Officer, Secretary and a	April 16, 2012
Harpreet Sangha	director

“Daniel Kunz”	Chairman of the Board and a director	April 16, 2012
Daniel Kunz

“Craig Alford”	Director	April 16, 2012
Craig Alford