Form 10-Q
period 2012-03-31
SHARPROCK RESOURCES INC.
filed 2012-05-14
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

Commission File Number: 000-53902

SHARPROCK RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0460379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 140-4651 Shell Road
Richmond, British Columbia, Canada	V6X 3M3
(Address of principal executive offices)	(Zip Code)

(604) 244-8824
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
Yes [X]     No [   ]

The registrant had 42,279,999 shares of common stock outstanding as of May 8, 2012.

SHARPROCK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2012

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	March 31	December 31
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$8,663	$502,852
Prepaid expenses	39,959	101,373
Total current assets	48,622	604,225
Property and equipment (net)	5,276	1,353
Total Assets	$53,898	$605,578

Liabilities
Current liabilities
Accounts payable	$487,110	$299,053
Accounts payable – related parties	64,860	-
Bank overdraft	-	17,249
Total current liabilities	551,970	316,302

Long Term Liabilities
Related Party Loan	101,236	90,593
Total Long Term Liabilities	101,236	90,593

Total Liabilities	653,206	406,895

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 and 22,159,999 Shares Issued and Outstanding, respectively	42,280	22,160
Additional paid-in capital	5,795,220	1,787,840
Common Stock Payable	-	3,895,000
Deficit accumulated during exploration stage	(6,436,808)	(5,506,317)
Total stockholders’ equity (deficit)	(599,308)	198,683

Total liabilities and stockholders’ equity (deficit)	$53,898	$605,578

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		From inception (June
	March 31,		13, 2008) to
	2012	2011	March 31, 2012
Revenue	$-	$-	$-

Expenses
Accounting & Professional Fees	675,073	77,680	4,266,217
Office and Administration	255,418	22,543	770,591
Total Operating Expenses	930,491	100,223	5,036,808
Net Loss from Operations	(930,491)	(100,223)	(5,036,808)

Other Income (Expenses)
Loss on Debt Settlement	-	-	(1,400,000)

Net Income (Loss)	$(930,491)	$(100,223)	$(6,436,808)

Basic & Diluted (Loss) per Common Share	$(0.02)	$(0.05)

Weighted Average Number of Common Shares	40,620,878	2,159,999

The accompanying notes are an integral part of these financial statements

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
	For three months ending		(June 13, 2008) to
	March 31, 2012	March 31, 2011	March 31, 2012
Operating Activities
Net income (loss)	$(930,491)	$(100,223)	$(6,436,808)
Adjustments to reconcile net loss to net cash used
for operating activities:
Loss on debt settlement	-	-	1,400,000
Shares for issuance of service	-	-	2,160,500
Depreciation expense	432	-	582
Changes in operating assets and liabilities:
Prepaid expenses	61,414	(5,033)	(39,959)
Accounts payable	170,808	(47,952)	469,862
Accounts payable – related parties	64,860	-	64,860
Net cash used in operating activities	$(632,977)	$(153,208)	$(2,380,963)

Investing Activities
Cash paid for purchase of fixed assets	(4,355)	-	(5,858)
Net cash used in investing activities	$(4,355)	$-	$(5,858)

Financing Activities
Proceeds from sale of stock	132,500	-	1,877,000
Borrowings on related party loan	25,643	309,811	1,126,646
Payments on related party loan	(15,000)	(155,070)	(625,411)
Bank overdraft payable	-	-	17,249
Net cash provided by financing activities	$143,143	$154,741	$2,395,484

Increase (decrease) in cash	(494,189)	1,533	8,663

Cash at beginning of period	502,852	9,110	-
Cash at end of period	$8,663	$10,643	$8,663

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for stock payable	$2,160,500	$-	$2,160,500

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to March 31, 2012

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840		(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for Debt	20,000,000	20,000	1,780,000			1,800,000

Common stock payable – Private placement				1,734,500		1,734,500
Shares issuable for services				2,160,500		2,160,500

Net (Loss) for period 2011					(5,176,991)	(5,176,991)
Balance, December 31,
2011	22,159,999	22,160	1,787,840	3,895,000	(5,506,317)	198,683

Issuance of shares- private placement	17,345,000	17,345	1,717,155	(1,734,500)		-
Issuance of shares-for consulting services	1,450,000	1,450	2,159,050	(2,160,500)
Issuance of shares- Private placement	25,000	25	2,475			2,500
Issuance of shares- Private placement	1,300,000	1,300	128,700			130,000

Net (Loss) for the three months ended March 31, 2012 (unaudited					(930,491)	(930,491)
Balance, March 31, 2012	42,279,999	42,280	5,795,220		(6,436,808)	(599,308)

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Footnotes to the Financial Statements
(unaudited)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Artepharm Global Corp. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The company was incorporated under the name AMF Capital Group, Inc. In June 2009, the company changed its name to Blackrock Resources, Inc. In January 2010 the company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to “Sharprock Resources Inc.” The Company had previously been in the pharmaceutical business, seeking to find and market pharmaceutical products. During the Company’s fiscal year ended December 31, 2011, the Company determined to shift its focus to mineral exploration.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $6,436,808 for the period from June 13, 2008 (inception) to March 31, 2012 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011, audited financial statements. The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

EXPLORATION STAGE - The Company complies with Accounting Standards Codification 915-10 for its characterization of the Company as development stage.

FINANCIAL RISK - The company’s plan of operations are in Canada, Russia and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations and developments that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s year end is December 31.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2012, or December 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2012. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2012 the company owed Harpreet Sangha, the Company’s CEO, the amount of $101,236. The loan is unsecured and has no stated interest rate and is due upon demand.

As of March 31, 2012, the Company owed $57,853 and $7,007, respectively, to two board members for consulting services provided to the Company.

NOTE 4 – FAIR VALUE ACCOUNTING

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 5 – COMMON STOCK

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

On December 31, 2011, as part of a private placement offering which closed on January 4, 2012, the Company had a stock payable amount of $1,734,500 for an aggregate of 17,345,000 shares of common stock, at a subscription price of $0.10 per common share.

On December 31, 2011, the Company had 1,450,000 shares of common stock issuable for services, with a value of $2,160,500 based on the market value of the shares on the date of grant. These shares were issued on January 4, 2012.

On January 6, 2012, the Company completed a private placement with on investor whereby the Company issued 25,000 shares of its common stock at a subscription price of $0.10 per common share, for gross proceed to the Company of $2,500.

On February 27, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000.

NOTE 6 – COMMITMENTS

On December 9, 2011, the Company entered into an agreement to rent office space for $2,240 (Canadian) per month until December 31, 2012.

NOTE 7 – PROPERTY AND EQUIPMENT

As of March 31, 2012, property and equipment consisted of office and computer equipment with a carrying amount of $5,858 and accumulated depreciation of $582. Depreciation expense totaled $432 for the three month period ended March 31, 2012.

NOTE 8- DEBT SETTLEMENT

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. Other than the following, there are no additional reporting subsequent events requiring disclosure:

(a)	Effective April 12, 2012, the Company appointed a new Chief Financial Officer.

(b)

Effective May 8, 2012, the Chairman of our Board of Directors resigned, Mr. Sangha was appointed Chairman of the Board to replace the resigning Chairman, and our Chief Financial Officer was appointed as a director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

We did not make the First Payments by April 30, 2012 as contemplated by the Share Purchase Agreement. Apart from the relatively small private placements that we completed in January and February 2012 in which we received gross cash proceeds of $1,867,000, we have not received funds required to complete on this transaction, so our ability to close on this transaction is extremely uncertain.

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to March 31, 2012 as well as for the three month period ended March 31, 2012 and 2011.

	For three months ending		From inception (June 13, 2008)
	March 31,		to
	2012	2011	March 31, 2012
Revenue	$-	$-	$-

Expenses
Accounting & Professional
Fees	675,073	77,680	4,266,217
Office and Administration	255,418	22,543	770,591
Total Expenses	930,491	100,223	5,036,808

Provision for income tax	-	-	-
Loss on debt settlement			(1,400,000)
Net loss from operations	(930,491)	(100,223)	(5,036,808)

Net Income (Loss)	$(930,491)	$(100,223)	$(6,436,808)

We have had no revenue from inception to March 31, 2012.

Our accounting and professional fees increased to $675,073 for the three months ended March 31, 2012 from $77,680 for the three months ended March 31, 2011, primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, as described above.

Our office and administration expenses increased to $255,418 for the three months ended March 31, 2012 from $22,543 for the three months ended March 31, 2011.

Our net loss for the three months ended March 31, 2012 was $930,491, compared to $100,223 for the three months ended March 31, 2012.

Liquidity and Capital Resources

	As of	As of
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Cash	$8,663	$502,852
Working capital (deficit)	(599,308)	198,683
Total assets	53,898	605,578
Total liabilities	653,206	406,895
Shareholders’ deficit	(599,308)	198,683

As at March 31, 2012, we had cash of $8,663 and a working capital deficit of $599,308. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2012 increased to $632,977 from $153,208 in the three months ended March 31, 2011.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the three months ended March 31, 2012, we received net cash from financing activities of $143,143, primarily as the result of proceeds from the sale of stock, compared to $154,741 in the three months ended March 31, 2011.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due the deficiencies in our internal control over financial reporting as of December 31, 2011, as reported in our Annual Report on Form 10-K for our year ended December 31, 2011, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on our Current Report on Form 8-K filed with the SEC on January 10, 2012, effective January 4, 2012, we completed a private placement with 50 investors whereby we issued an aggregate of 18,820,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $1,882,000. (On January 4, 2012, 17,345,000 of such shares were issued for cash and 1,450,000 of such shares were issued in payment of services provided; the final 25,000 of such shares were issued for cash on January 6, 2012). We relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and Regulation S, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and our Company.

Effective February 27, 2012, we completed a private placement with one investor whereby we issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to our Company of $130,000. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser of the shares in its subscription agreement entered into between the purchaser and the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009 (2)

3.4	Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010 (3)

3.5	Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010 (3)

3.6	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011 (4)

3.7	Articles of Merger as filed with the Nevada Secretary of State, effective as of July 20, 2011 (5)

10.1

Share Purchase Agreement, dated February 3, 2012, among Sharprock Resources Inc., Credence Holdings Limited, Union Mining Holding Limited, and two individuals who are the beneficial owners of the entire share capital of Union.(6)

10.2	Consulting Contract between the Company and Craig Alford, dated July 1, 2011 (7)

10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under theSecurities and Exchange Act of 1934, as amended (8)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Notes

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.

(7)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 16, 2012.

(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPROCK RESOURCES INC.

By:	“Harpreet Sangha”
Harpreet Sangha
President, Chief Executive Officer, Secretary and a director
Date: May 10, 2012

By:	“Herminder Rai”
Herminder Rai
Chief Financial Officer and a director
Date: May 10, 2012