Form 10-Q
period 2012-06-30
SHARPROCK RESOURCES INC.
filed 2012-08-10
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes[ x ] No[ ]

The registrant had 42,279,999 shares of common stock outstanding as of August 8, 2012.

SHARPROCK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	June 30	December 31
	2012	2011
	(unaudited)
Assets
Current assets
Cash	$6,949	$502,852
Prepaid Expenses	13,175	101,373
Total current assets	20,124	604,225
Property and equipment (net)	4,843	1,353
Total Assets	$24,967	$605,578

Liabilities
Current liabilities
Accounts payable	$566,025	$299,053
Accounts payable – related parties	167,934	-
Bank overdraft	-	17,249
Related Party Loan	174,294	90,593
Total current liabilities	908,253	406,895

Stockholders' (Deficit) Equity
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 Shares Issued and 22,159,999 Shares Issued and Outstanding, respectively	42,280	22,160
Additional paid-in capital	5,795,220	1,787,840
Common Stock Payable	-	3,895,000
Deficit accumulated during exploration period	(6,720,786)	(5,506,317)
Total stockholders’ (deficit) equity	(883,286)	198,683

Total liabilities and stockholders’ (deficit) equity	$24,967	$605,578

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For six months ending		For three months ending		From inception
	June 30,		June 30,		(June 13, 2008)
					to
	2012	2011	2012	2011	June 30, 2012
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting &
Professional Fees	942,089	178,634	267,018	96,092	4,533,233
Office and
Administration	272,380	30,157	16,959	12,477	787,553
Total Operating Expenses	1,214,469	208,791	283,977	108,569	5,320,786
Net loss from operations	(1,214,469)	(208,791)	(283,977)	(108,569)	(5,320,786)

Other Income (Expenses)
Loss Debt Settlement	-	-	-	-	(1,400,000)

Net Income (Loss)	$(1,214,469)	$(208,791)	$(283,977)	$(108,569)	(6,720,786)

Basic & Diluted (Loss) per Common Share	(0.03)	(0.10)	(0.01)	(0.05)

Weighted Average Number of Common Shares	41,450,439	2,159,999	40,620,878	2,159,999

The accompanying notes are an integral part of these financial statements

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
	For six months ending		(June 13, 2008) to

	June 30, 2012	June 30, 2011	June 30, 2012
Operating Activities
Net income (loss)	$(1,214,469)	$(208,791)	$(6,720,786)

Adjustments to reconcile net loss to net cash used for operating activities:
Loss on debt settlement	-	-	1,400,000
Shares for issuance of service	-	-	2,160,500
Depreciation expense	865	-	1,015
Changes in operating assets and liabilities:
Prepaid expenses	88,198	-	(13,175)
Accounts payable	266,972	(12,682)	566,026
Accounts payable – related parties	167,934	-	167,934
Net cash used in operating activities	$(690,500)	$(221,473)	$(2,438,486)

Investing Activities
Cash paid for purchase of fixed assets	(4,355)	-	(5,858)
Net cash used in investing activities	$(4,355)	$-	$(5,858)

Financing Activities
Proceeds from sale of stock	132,500	-	1,877,000
Borrowings on related party loan	98,701	417,311	1,199,704
Payments on related party loan	(15,000)	(195,070)	(625,411)
Bank overdraft payable	(17,249)	-	-
Net cash provided by financing activities	$198,952	$222,241	$2,451,293

Increase (decrease) in cash	(495,903)	768	6,949

Cash at beginning of period	502,852	9,110	-
Cash at end of period	$6,949	$9,878	$6,949

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for stock payable	$2,160,500	$-	$2,160,500

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to June 30, 2012

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Shares issued to founders - June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840		(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for Debt	20,000,000	20,000	1,780,000			1,800,000

Common stock payable – Private placement				1,734,500		1,734,500
Shares issuable for services				2,160,500		2,160,500

Net (Loss) for period 2011					(5,176,991)	(5,176,991)
Balance, December 31, 2011	22,159,999	22,160	1,787,840	3,895,000	(5,506,317)	198,683

Issuance of shares- private placement	17,345,000	17,345	1,717,155	(1,734,500)		-
Issuance of shares-for consulting services	1,450,000	1,450	2,159,050	(2,160,500)
Issuance of shares- Private placement	25,000	25	2,475			2,500
Issuance of shares- Private placement	1,300,000	1,300	128,700			130,000

Net (Loss) for the six months ended June 30, 2012 (unaudited)					(1,214,469)	(1,214,469)
Balance, June 30, 2012 (unaudited)	42,279,999	42,280	5,795,220		(6,720,786)	(883,286)

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated losses from inception and has generated no revenues. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a loss of $6,720,786 for the period from June 13, 2008 (inception) to June 30, 2012 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011, audited financial statements. The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results for the full year.

EXPLORATION STAGE - The Company complies with Accounting Standards Codification 915-10 for its characterization of the Company as exploration stage.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2012, or December 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2012. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2012 the Company owed Harpreet Sangha, the Company’s CEO, the amount of $174,294 ($90,593 at December 31, 2011). The loan is unsecured and has no stated interest rate and is due upon demand.

As of June 30, 2012 the Company owed $104,986, $14,576 and $17,007, respectively, to two current and one former board member for consulting services provided to the Company. As of December 31, 2011, no amounts were owed.

As of June 30, 2012 the Company owed $31,365 to a contracted consultant, family member, for services provided to the Company. As of December 31, 2011, no amounts were owed.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011:

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of June 30, 2012, property and equipment consisted of office and computer equipment with a carrying amount of $5,858 and accumulated depreciation of $1,015. Depreciation expense totaled $865 for the period ended June 30, 2012.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no additional reporting subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

As at June 30, 2012, we had cash of $6,949 and a working capital deficit of $888,129. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to June 30, 2012 as well as for the six and three month periods ended June 30, 2012 and 2011.

	For six months ending		For three months ending		From inception
	June 30,		June 30,		(June 13, 2008)
					to
	2012	2011	2012	2011	June 30, 2012
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting &
Professional Fees	942,089	178,634	267,018	96,092	4,533,233
Office and Administration	272,380	30,157	16,959	12,477	787,553
Total Operating Expenses	1,214,469	208,791	283,977	108,569	5,320,786
Net loss from operations	(1,214,469)	(208,791)	(283,977)	(108,569)	(5,320,786)

Other Income (Expenses)
Loss Debt Settlement	-	-	-	-	(1,400,000)

Net Income (Loss)	$(1,214,469)	$(208,791)	$(283,977)	$(108,569)	(6,720,786)

We have had no revenue from inception to June 30, 2012.

Our accounting and professional fees increased to $942,089 for the six months ended June 30, 2012 from $178,634 for the six months ended June 30, 2011 (and to $267,018 for the three months ended June 30, 2012 from $96,092 for the three months ended June 30, 2011), primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, which purchase agreement was terminated by mutual agreement of the parties thereto on May 16, 2012.

Our office and administration expenses increased to $272,380 for the six months ended June 30, 2012 from $30,157 for the six months ended June 30, 2011 (and to $16,959 for the three months ended June 30, 2012 from $12,477 for the three months ended June 30, 2011).

Our net loss for the six months ended June 30, 2012 was $1,214,469, compared to $208,791 for the six months ended June 30, 2011 ($283,977 for the three months ended June 30, 2012, compared to $108,569 for the three months ended June 30, 2011).

Liquidity and Capital Resources

	As at	As at
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Cash	$6,949	$502,852
Working capital (deficit)	(888,129)	287,923
Total assets	24,967	605,578
Total liabilities	908,253	406,895
Shareholders’ deficit	(883,286)	198,683

As at June 30, 2012, we had cash of $6,949 and a working capital deficit of $888,129. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2012 increased to $690,500 from $221,473 in the six months ended June 30, 2011.

Cash Used in Investing Activities

Net cash used in investing activities in the six months ended June 30, 2012 increased to $4,355 from $Nil in the six months ended June 30, 2011, which consisted of cash paid for the purchase of fixed assets.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the six months ended June 30, 2012, we received net cash from financing activities of $198,952, which consisted of $132,500 in proceeds from sales of stock and $98,701 as the result of a loan (offset by $15,000 in loan payments and $17,249 in a bank overdraft payable). In comparison, we received net cash from financing activities of $222,241 in the six months ended June 30, 2011, which consisted of $417,311 as the result of a loan, offset by $195,070 in loan payments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due the deficiencies in our internal control over financial reporting as of December 31, 2011, as reported in our Annual Report on Form 10-K for our year ended December 31, 2011, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarterly period ended June 30, 2012, we did not make any unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009 (2)
3.4	Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010 (3)
3.5	Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010 (3)
3.6	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011 (4)
3.7	Articles of Merger as filed with the Nevada Secretary of State, effective as of July 20, 2011 (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPROCK RESOURCES INC.

By:	“Harpreet Sangha”
Harpreet Sangha
President, Chief Executive Officer, Secretary and a director
Date: August 9, 2012

By:	“Herminder Rai”
Herminder Rai
Chief Financial Officer and a director
Date: August 9, 2012