Form 10-Q
period 2012-09-30
SHARPROCK RESOURCES INC.
filed 2012-11-19
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [X]     No [   ]

The registrant had 42,279,999 shares of common stock outstanding as of November 9, 2012.

SHARPROCK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	September 30	December 31
	2012	2011
	(unaudited)
Assets
Current assets
Cash	$6,980	$502,852
Prepaid Expenses	6,587	101,373
Total current assets	13,567	604,225
Property and equipment (net)	4,411	1,353
Total Assets	$17,978	$605,578

Liabilities

Current liabilities
Accounts payable	$581,722	$299,053
Accounts payable – related parties	278,778	-
Bank overdraft	-	17,249
Related Party Loan	237,999	90,593
Total current liabilities	1,098,499	406,895

Stockholders' (Deficit) Equity
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 and 22,159,999 Shares Issued and Outstanding, respectively	42,280	22,160
Additional paid-in capital	5,795,220	1,787,840
Common Stock Payable	-	3,895,000
Deficit accumulated during exploration period	(6,918,021)	(5,506,317)
Total stockholders’ (deficit) equity	(1,080,521)	198,683

Total liabilities and stockholders’ (deficit) equity	$17,978	$605,578

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For nine months ending		For three months ending		From inception
	September 30,		September 30,		(June 13, 2008)
					to
					September 30,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	1,116,634	451,230	174,544	272,598	4,707,778
Office and Administration	295,070	102,406	22,691	72,249	810,243
Total Operating Expenses	1,411,704	553,636	197,235	344,847	5,518,021
Net loss from operations	(1,411,704)	(553,636)	(197,235)	(344,847)	(5,518,021)

Other Income (Expenses)
Loss Debt Settlement	-	(1,400,000)	-	(1,400,000)	(1,400,000)

Net Income (Loss)	$(1,411,704)	$(1,953,636)	$(197,235)	$(1,744,847)	(6,918,021)

Basic & Diluted (Loss) per Common Share	(0.03)	(0.30)	(0.01)	(0.11)

Weighted Average Number of Common Shares	41,728,977	6,555,636	42,279,999	15,203,477

The accompanying notes are an integral part of these financial statements

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
	For nine months ending		(June 13, 2008) to
	September 30, 2012	September 30, 2011	September 30, 2012
Operating Activities
Net income (loss)	$(1,411,704)	$(1,953,636)	$(6,918,021)

Adjustments to reconcile net loss to net cash used
for operating activities:
Loss on debt settlement	-	1,400,000	1,400,000
Shares for issuance of service	-	-	2,160,500
Depreciation expense	1,297	-	1,447
Changes in operating assets and liabilities:
Prepaid expenses	94,786	(1,613)	(6,587)
Accounts payable	282,669	140,024	581,723
Accounts payable – related parties	278,778	-	278,778
Net cash used in operating activities	$(754,174)	$(415,225)	$(2,502,160)

Investing Activities
Cash paid for purchase of fixed assets	(4,355)	-	(5,858)
Net cash used in investing activities	$(4,355)	$-	$(5,858)

Financing Activities
Proceeds from sale of stock	132,500	-	1,877,000
Borrowings on related party loan	162,406	539,971	1,263,409
Payments on related party loan	(15,000)	(299,856)	(625,411)
Bank overdraft	(17,249)		-
Common Stock Subscribed		180,000	-
Net cash provided by financing activities	$262,657	$420,115	$2,514,998

Increase (decrease) in cash	(495,872)	4,890	6,980

Cash at beginning of period	502,852	9,110	-
Cash at end of period	$6,980	$14,000	$6,980

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for stock payable	$2,160,500	$-	$2,160,500

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to September 30, 2012

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Payable	Stage	Equity(Deficit)
Shares issued to founders - June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000
Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840		(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for Debt	20,000,000	20,000	1,780,000			1,800,000

Common stock payable – Private placement				1,734,500		1,734,500
Shares issuable for services				2,160,500		2,160,500

Net (Loss) for period 2011					(5,176,991)	(5,176,991)
Balance, December 31, 2011	22,159,999	22,160	1,787,840	3,895,000	(5,506,317)	198,683

Issuance of shares- private placement	17,345,000	17,345	1,717,155	(1,734,500)		-
Issuance of shares-for consulting services	1,450,000	1,450	2,159,050	(2,160,500)
Issuance of shares- Private placement	25,000	25	2,475			2,500
Issuance of shares- Private placement	1,300,000	1,300	128,700			130,000

Net (Loss) for the nine months ended September 30, 2012 (unaudited)					(1,411,704)	(1,411,704)

Balance, September 30, 2012 (unaudited)	42,279,999	42,280	5,795,220		(6,918,021)	(1,080,521)

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

As shown in the accompanying financial statements, the Company has incurred a loss of $6,918,021 for the period from June 13, 2008 (inception) to September 30, 2012 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011, audited financial statements. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for the full year.

EXPLORATION STAGE - The Company complies with Accounting Standards Codification 915-10 for its characterization of the Company as exploration stage.

FINANCIAL RISK - The Company’s plan of operations are in Canada, the U.S.A., and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations and developments that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2012, or December 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2012. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 -           RELATED PARTY TRANSACTIONS

As of September 30, 2012 the Company owed Harpreet Sangha, the Company’s CEO, the amount of $237,999 ($90,593 at December 31, 2011). The loan is unsecured and has no stated interest rate and is due upon demand.

As of September 30, 2012 the Company owed approximately $150,000, $46,000 and $17,000, respectively, to two current and one former board member for consulting services provided to the Company. As of December 31, 2011, no amounts were owed.

As of September 30, 2012 the Company owed approximately $65,000 to a contracted consultant, family member, for services provided to the Company. As of December 31, 2011, no amounts were owed.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011:

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

NOTE 7 – PROPERTY AND EQUIPMENT

As of September 30, 2012, property and equipment consisted of office and computer equipment with as carrying amount of $5,858 and accumulated depreciation of $1,447. Depreciation expense totaled $1,296 for the period ended September 30, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

As at September 30, 2012, we had cash of $6,980 and a working capital deficit of $1,084,932. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to September 30, 2012 as well as for the six and three month periods ended September 30, 2012 and 2011.

	For nine months ending		For three months ending		From inception
	September 30,		September 30,		(June 13, 2008) to
					September 30,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	1,116,634	451,230	174,544	272,598	4,707,778
Office and Administration	295,070	102,406	22,691	72,249	810,243
Total Operating Expenses	1,411,704	553,636	197,235	344,847	5,518,021
Net loss from operations	(1,411,704)	(553,636)	(197,235)	(344,847)	(5,518,021)

Other Income (Expenses)
Loss Debt Settlement	-	(1,400,000)	-	(1,400,000)	(1,400,000)

Net Income (Loss)	$(1,411,704)	$(1,953,636)	$(197,235)	$(1,744,847)	(6,918,021)

We have had no revenue from inception to September 30, 2012.

Our accounting and professional fees increased to $1,116,634 for the nine months ended September 30, 2012 from $451,230 for the nine months ended September 30, 2011 (and to $174,544 for the three months ended September 30, 2012 from $272,598 months ended September 30, 2011), primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, which purchase agreement was terminated by mutual agreement of the parties thereto on May 16, 2012.

Our office and administration expenses increased to $295,070 for the nine months ended September 30, 2012 from $102,157 for the nine months ended September 30, 2011 (and to $22,691 for the three months ended September 30, 2012 from $72,249 for the three months ended September 30, 2011).

Our net loss for the nine months ended September 30, 2012 was $1,411,704, compared to $1,953,636 for the nine months ended September 30, 2011 ($197,235 for the three months ended September 30, 2012, compared to $1,744,847 for the three months ended September 30, 2011).

Liquidity and Capital Resources

	As at	As at
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Cash	$6,980	$502,852
Working capital (deficit)	(1,084,932)	197,330
Total assets	17,978	605,578
Total liabilities	1,098,499	406,895
Shareholders’ deficit	(1,080,521)	198,683

As at September 30, 2012, we had cash of $6,980 and a working capital deficit of $1,084,932. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2012 increased to $754,174 from $415,225 in the nine months ended September 30, 2011.

Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2012 increased to $4,355 from $Nil in the nine months ended September 30, 2011, which consisted of cash paid for the purchase of fixed assets.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the nine months ended September 30, 2012, we received net cash from financing activities of $262,657, which consisted of $132,500 in proceeds from sales of stock and $162,406 as the result of a loan (offset by $15,000 in loan payments and $17,249 in a bank overdraft payable). In comparison, we received net cash from financing activities of $420,115 in the nine months ended September 30, 2011, which consisted of $539,971 as the result of a loan, offset by $299,856 in loan payments and $180,000 in subscription funds for shares which had not been issued.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due the deficiencies in our internal control over financial reporting as of December 31, 2011, as reported in our Annual Report on Form 10-K for our year ended December 31, 2011, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarterly period ended September 30, 2012, we did not make any unregistered sales of equity securities.

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
Date: November 19, 2012

By:	“Herminder Rai”
Herminder Rai
Chief Financial Officer and a director
Date: November 19, 2012