Form 10-K
period 2012-12-31
SHARPROCK RESOURCES INC.
filed 2013-08-19
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
[ ] Yes[ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
[ ] Yes[ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
[ x ] Yes[ ] No

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
[ x ] Yes[ ] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2013, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.025) on that date, was approximately $1,057,000.

The registrant had 42,279,999 shares of common stock outstanding as of August 11, 2013.

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

In accordance with the terms of the Share Purchase Agreement, our Company proposes to acquire a 50% legal and beneficial interest in the share capital of Union plus three (3) Union Shares by making payments totaling USD $111 million (the “First Payments”) by no later than April 30, 2012, which First Payments consist of: (i) a USD $53 million payment to Union to discharge certain indebtedness of Union (the “Indebtedness”), (ii) a USD $19 million payment to Credence, and (iii) a USD $39 million payment (the “Bank Seller Payment”) to be made to Giwiss Holdings Limited or its nominee (the “Bank Seller”), the anticipated legal and beneficial owner of 50.08% of the issued share capital of Union pursuant to a certain agreement to be entered into between Credence, the UBOs and the Bank Seller (the “Bank Seller Agreement”), all as to be contemplated under a certain agreement (the “Bank Seller SPA”) to be entered into between our Company and the Bank Seller, in the form approved by our Company, acting in its absolute discretion, for the sale from the Bank Seller to our Company of the Bank Seller’s entire legal and beneficial interest in Union (collectively, the “Initial Transaction”).

Following the Initial Transaction, our Company can increase its legal and beneficial interest in the share capital of Union to 68% by making further payments totaling an additional USD $99 million (the “Second Payments”) by no later than May 31, 2012, which Second Payments consist of: (i) a USD $86 million payment to Union, and (ii) a USD $13 million payment to Credence (collectively, the “Second Transaction”).

Following the Second Transaction, our Company can increase its legal and beneficial interest in the share capital of Union to 75% by making further payments totaling an additional USD $30 million (the “Third Payments”) by no later than May 31, 2013, which Third Payments consist of (i) a USD $21 million payment to Union, and (ii) a USD $9 million payment to Credence (collectively, the “Third Transaction”).

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

Apart from relatively small private placements that we completed in January and February 2012 in which we received gross cash proceeds of $1,867,000, we have not received funds required to complete on this transaction.

On May 16, 2012, the Company has mutually agreed with each of Credence, Union, Valery Karimov and Anatoly Novikov, to terminate the Subscription and Share Purchase Agreement among such parties. The Company did not make the First Payments nor the Second Payments by May 31, 2012.

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

Our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

We do not currently have an interest in any exploration properties.

On February 3, 2012, we entered into a share purchase agreement to acquire an interest in a license for geological exploration and production of hard rock and placer gold within the boundaries of an approximately 1,500 hectare area located approximately 120 kilometers south of the town of Bilibino in the Chukotka Autonomous Area, Russian Federation, known as the Kekura Field. The Company did not make the First Payments nor the Second Payments by May 31, 2012. As such, the parties to the Share Purchase Agreement have mutually agreed to terminate the Share Purchase Agreement.

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

Our proposed exploration activities are subject to various local laws and regulations

If and when we acquire an interest in an exploration property, we will be subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. We will require licenses and permits to conduct exploration and mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions. This would have a material adverse effect on our results and financial condition.

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

At December 31, 2012, we had cash of $6,942 and working capital of $287,923. We will continue to incur costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our business activities depends in part on our ability to acquire mineral property interests and commence operations to generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

2012	High	Low
4th Quarter	$0.13	$0.015
3rd Quarter	$0.15	$0.03
2nd Quarter	$0.61	$0.13
1st Quarter	$1.40	$0.50
2011
4th Quarter	$2.70	$0.40
3rd Quarter	$0.60	$0.08
2nd Quarter	$0.17	$0.05
1st Quarter	$0.15	$0.03

Holders

As of August 8, 2013, we had 80 shareholders of record.

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

Recent Sales of Unregistered Securities

Any sales of unregistered securities during our Company’s fiscal year ended December 31, 2012 to the date of this report have been previously reported in a quarterly reports on Form 10-Q or in current reports on Form 8-K, except for the following: Effective February 21, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser of the shares in its subscription agreement entered into between the purchaser and the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

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

Plan of Operations

We had previously been in the pharmaceutical business, seeking to find and market pharmaceutical products. However, during our fiscal year ended December 31, 2011, we shifted our focus to mineral exploration. In connection with this change in our business focus, effective July 20, 2011, we changed our name from “Artepharm Global Corp.” to “Sharprock Resources Inc.” Our primary plan of operations over the next twelve months is to obtain an interest in an advanced stage mineral exploration and development project.

As at December 31, 2012, we had cash of $6,942 and working deficit of $955,426. Consequently, we will require significant additional financing to pursue our plan of operations over the next 12 months. Apart from relatively small private placements that we completed in January and February 2012 in which we received gross cash proceeds of $1,867,000, we did not receive funds required to complete on the Kekura Field transaction, thus, as of May 16, 2012 the transaction was terminated. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to December 31, 2012 as well as for the year ended December 31, 2012 and 2011.

	For year ended		From inception
	December 31,		(June 13, 2008) to
	2012	2011	December 31, 2012
Revenue	$-	$-	$-

Expenses
Accounting & Professional Fees	1,286,652	3,417,716	4,877,796
Office and Administration	300,696	359,275	815,869
Total Operating Expenses	1,587,348	3,776,991	5,693,665
Net Loss from Operations	(1,587,348)	(3,776,991)	(5,693,665)

Other Income (Expenses)
Loss on Debt Settlement	-	(1,400,000)	(1,400,000)

Net Income (Loss)	$(1,587,348)	$(5,176,991)	$(7,093,665)

We have had no revenue from inception to December 31, 2012.

Our accounting and professional fees decreased to $595,506 for the year ended December 31, 2012 from $3,417,716 for the year ended December 31, 2011, primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, as described in Item 1 above.

Our office and administration expenses increased to $300,696 for the year ended December 31, 2012 from $359,275 for the year ended December 31, 2011.

Our net loss for the year ended December 31, 2012 was $1,587,348, compared to $5,176,991 for the year ended December 31, 2011.

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
Cash	$6,942	$502,852
Working capital (deficit)	(955,426)	287,923
Total assets	10,921	605,578
Total liabilities	1,267,086	406,895
Shareholders’ equity (deficit)	(1,256,165)	198,683

As at December 31, 2012, we had cash of $6,942 and working deficit of $955,426. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2012 decreased to $838,181 from $1,500,110 in the year ended December 31, 2011.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the year ended December 31, 2012, we received net cash from financing activities of $346,626, compared to $1,995,355 in the year ended December 31, 2011.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sharprock Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sharprock Resources Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the twelve month periods ended December 31, 2012 and 2011 and the period from June 13, 2008 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sharprock Resources Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 19, 2013

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	December 31	December 31
	2012	2011
Assets
Current assets
Cash	$6,942	$502,852
Prepaid expenses	-	101,373
Total current assets	6,942	604,225
Property and equipment (net)	3,979	1,353
Total Assets	$10,921	$605,578

Liabilities
Current liabilities
Accounts payable	$689,105	$299,053
Accounts payable – related party	576,336	90,593
Accrued Expenses	1,645	-
Bank overdraft	-	17,249
Total current liabilities	1,267,086	406,895
Total Liabilities	1,267,086	406,895

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 and 22,159,999 Shares Issued and Outstanding, respectively	42,280	22,160
Additional paid-in capital	5,795,220	1,787,840
Common Stock Payable	-	3,895,000
Deficit accumulated during exploration stage	(7,093,665)	(5,506,317)
Total stockholders’ equity (deficit)	(1,256,165)	198,683

Total liabilities and stockholders’ equity (deficit)	$10,921	$605,578

The accompanying notes are an integral part of these financial statements.

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Operations
(Stated in US Dollars)

	For year ended		From inception
	December 31,		(June 13, 2008) to
	2012	2011	December 31, 2012
Revenue	$-	$-	$-

Expenses
Accounting & Professional Fees	1,286,652	3,417,716	4,877,796
Office and Administration	300,696	359,275	815,869
Total Operating Expenses	1,587,348	3,776,991	5,693,665

Net Loss from Operations	(1,587,348)	(3,776,991)	(5,693,665)

Other Income (Expenses)
Loss on Debt Settlement	-	(1,400,000)	(1,400,000)

Net Income (Loss)	$1,587,348)	$(5,176,991)	$(7,093,665)

Basic & Diluted (Loss) per Common Share	$(0.04)	$(0.49)

Weighted Average Number of Common Shares	41,922,163	10,511,647

The accompanying notes are an integral part of these financial statements.

Sharprock Resources Inc.
(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			From
			inception
	For the year	For the year	(June 13,
	ended	ended	2008) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss)	$(1,587,348)	$(5,176,991)	$(7,093,665)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss on settlement of debt	-	1,400,000	1,400,000
Shares for issuance of services	-	2,160,500	2,160,500
Depreciation expense	1,729	150	1,879
Changes in Operating assets and liabilities:
Prepaid expenses	101,373	(101,373)	(0)
Accounts payable and accrued liabilities	374,448	217,604	673,502
Accounts payable – related party	271,617	-	271,617
Net cash used in operating activities	$(838,181)	$(1,500,110)	$(2,586,167)

Cash Flows from Investing Activities
Cash paid for purchase of fixed assets	(4,355)	(1,503)	(5,858)
Net cash used in investing activities	$(4,355)	$(1,503)	$(5,858)

Cash Flows from Financing Activities
Proceeds from sale of stock	132,500	1,734,500	1,877,000
Borrowings on related party loan	236,126	854,017	1,337,129
Payments on related party loan	(22,000)	(610,411)	(632,411)
Bank overdraft payable	-	17,249	17,249
Net cash provided by financing activities	$346,626	$1,995,355	$2,598,967

Net Decrease in Cash	(495,910)	493,742	6,942
Cash at beginning of period	502,852	9,110	-
Cash at end of period	$6,942	$502,852	$6,942

Non-Cash Activity
Stock issued for stock payable	$3,895,000	$-	$-

The accompanying notes are an integral part of these financial statements.

(FKA Artepharm Global Corp.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (June 13, 2008) to December 31, 2012
(Stated in US Dollars)

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Stock	Exploration
	Shares	Amount	Capital	Payable	Stage	Total Equity
Shares issued to founders – June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	$2,160	$7,840		$(84,775)	$(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for debt	20,000,000	20,000	1,780,000			1,800,000
Issuance of shares for common stock payable				1,734,500		1,734,500
Issuance of shares for common stock payable				2,160,500		2,160,500
Net (Loss) for period					(5,176,991)	(5,176,991)
Balance, December 31, 2011	22,159,999	$22,160	$1,787,840	$3,895,000	$(5,506,317)	$198,683

Issuance of shares- private placement	17,345,000	17,345	1,717,155	(1,734,500)
Issuance of shares-for consulting services	1,450,000	1,450	2,159,050	(2,160,500)
Issuance of shares- Private placement	25,000	25	2,475			2,500
Issuance of shares- Private placement	1,300,000	1,300	128,700			130,000

Net (Loss) for Period					(1,587,348)	(1,587,348)
Balance, December 31, 2012	42,279,999	$42,280	$5,795,220	$-	$(7,093,665)	$(1,256,165)

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly Artepharm Global Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
From Inception to December 31, 2012
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

As shown in the accompanying financial statements, the Company has incurred a loss of $7,093,665 for the period from June 13, 2008 (inception) to December 31, 2012 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2012 or December 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2012, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2012. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2012 the company owed Harpreet Sangha, company CEO, the amount of $304,719 (2011 -$90,593). The loan is unsecured and has no stated interest rate and is due upon demand.

As of December 31, 2012 the Company owed Herminder Rai, Company CFO, the amount of $77,052 for consulting fees. The amounts due are non-interest bearing, unsecured and due on demand.

As of December 31, 2012 the Company owed Craig Alford, a director of the Company, the amount of $194,990 for consulting fees and related expenses. The amounts due are non-interest bearing, unsecured and due on demand.

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

The Company currently has net operating loss carryforwards aggregating $1,945,817, which expire through 2030. The deferred tax asset of $661,578 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets	$1,677,276	$1,137,578
Valuation allowance for deferred tax assets	(1,677,276)	(1,137,578)
Net deferred tax assets	$-	$-

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011:

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

On February 21, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000.

Effective January 4, 2012, the Company completed a private placement with 45 investors whereby the Company issued an aggregate of 17,345,000 shares of common stock, at a subscription price of $0.10 per common share, which were issued for common stock payable.

Effective January 4, 2012, the Company issued 1,450,000 shares of common stock issuable for services to four subscribers, which were issued for common stock payable.

Effective January 6, 2012, the Company completed a private placement with one investor whereby the Company issued 25,000 shares of its common stock at a subscription price of $0.10 per common share, for gross proceeds to the Company of $2,500. Amount was vouched to cash proceeds w/o/e and respective subscription agreements.

Effective February 27, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000. Amount was vouched to cash proceeds w/o/e and respective subscription agreements.

NOTE 7 – PROPERTY AND EQUIPMENT

As of December 31, 2012, property and equipment consisted of office equipment with a carrying amount of $5,858 and accumulated depreciation of $1,879. Depreciation expense totaled $1,729 for the year ended December 31, 2012.

NOTE 8 – COMMITMENTS

On December 9, 2011, the Company entered into an agreement to rent office space for $2,240 (Canadian) per month until December 31, 2012.

NOTE 9 – DEBT SETTLEMENT

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no reporting subsequent events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due the deficiencies in our internal control over financial reporting as described below.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Harpreet Sangha	49	Chief Executive Officer, President, Secretary and a Director
Craig Alford	50	Director
Herminder Rai	41	Chief Financial Officer and a Director

5

Harpreet (Harp) Sangha has served as an officer and director of our Company since September 19, 2009. Mr. Sangha was formerly a director and CEO of Douglas Lake Minerals Inc. (now known as Handeni Gold Inc.) from April 2006 until 2011. Mr. Sangha has approximately 20 years’ experience in business financing with a specific interest in public company development. He was an investment advisor at Global Securities Corporation until March 2006.

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

Herminder Rai was appointed as our Chief Financial Officer on April 12, 2012. From October 2000 to June 2009 Mr. Rai was an investment advisor with Global Securities Corporation, of Vancouver, British Columbia. Mr. Rai served as Secretary, Treasurer and Chief Financial Officer of Douglas Lake Minerals Inc. (now known as Handeni Gold Inc.) from July 2009 to September 2011. Mr. Rai continued to work at Handeni Gold until March 2012, providing support to the Company’s new Chief Financial Officer and management. Mr. Rai is a graduate of many Canadian Securities Institute securities-related courses, and has passed Level I of the CFA program.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2012 these filings were made on a timely basis.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers during our fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha CEO, President, Secretary	2012 2011 2010	$240,000 $225,000 $60,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$240,000 $225,000 $60,000
Herminder Rai Chief Financial Officer (1)	2012	$90,000	Nil	Nil	Nil	Nil	Nil	Nil	$90,000
Raymond Steele Chief Financial Officer (2)	2011 2010	35,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1) Mr. Rai was appointed as our Chief Financial Officer in April, 2012.
(2) Mr. Steele served as our Chief Financial Officer from October 17, 2011 until April 12, 2012.

Outstanding Equity Awards as of December 31, 2012

There were no outstanding equity awards as of December 31, 2012 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

The following table provides information regarding compensation during our year ended December 31, 2012 earned by directors who are not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Daniel Kunz	$30,000	Nil	Nil	Nil	Nil	Nil	$30,000
Craig Alford	$180,000	Nil	Nil	Nil	Nil	Nil	$180,000

Employment Contracts

Except as described below, there are no employment contracts or related arrangements with our executive officers or directors.

We entered into a consulting agreement with Craig Alford (a director of our Company), effective July 1, 2011, whereby Mr. Alford provides consulting services to our Company at a monthly fee of CDN$15,000 per month.

We entered into a letter agreement with Resource Energy Development, Inc. (“RED”), dated October 11, 2011, whereby RED agreed to act as a consulting advisor to our Company in connection with the proposed acquisition of the Kekura Field property, Russia (which proposed acquisition is discussed in Item 1 of this Annual Report). Daniel Kunz (the Chairman of our board of directors) is the Chief Executive Officer of RED. Pursuant to this agreement, RED agreed to act as a technical consultant and financial advisor to our Company in connection with the proposed acquisition, and the Company agreed to pay RED a retainer fee of $30,000, a monthly fee of $10,000 and a closing fee of $50,000 upon the successful completion of the acquisition. The Company accepted the resignation of Mr. Kunz on May 8, 2012 and concurrently the letter agreement with RED was terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 19, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Harpreet Sangha Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	3,276,459	7.7%
Common Stock	Craig Alford Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	1,747,500	4.1%
Common Stock	Herminder Rai Unit 140, 4651 Shell Road Richmond, BC V6X 3M3	1,110,027	2.6%
Common Stock	Directors and Officers as a Group (3 people)	6,133,986	14.5%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 19, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of our directors, officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction during our last two fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us other than the transactions described below.

As of December 31, 2012 the company owed $304,719 (2011 - $90,593) to Mr. Harpreet Sangha, our President, CEO, Secretary and a director, with respect to a loan from Mr. Sangha to our company related to expenses paid by Mr. Sangha that has not been paid back. The loan is unsecured and has no stated interest rate and is due upon demand.

We entered into a consulting agreement with Craig Alford (a director of our Company), effective January 1, 2012, whereby Mr. Alford provides consulting services to our Company at a monthly fee of CDN$15,000 per month. As such, Mr. Alford earned a total of CDN$180,000 from January 1, 2011 through our year ended December 31, 2012.

We entered into a letter agreement with Resource Energy Development, Inc. (“RED”), dated October 11, 2011, whereby RED agreed to act as a consulting advisor to our Company in connection with the proposed acquisition of the Kekura Field property, Russia (which proposed acquisition is discussed in Item 1 of this Annual Report). Daniel Kunz (the Chairman of our board of directors) is the Chief Executive Officer of RED. Pursuant to this agreement, RED agreed to act as a technical consultant and financial advisor to our Company in connection with the proposed acquisition, and the Company agreed to pay RED a retainer fee of $30,000, a monthly fee of $10,000 and a closing fee of $50,000 upon the successful completion of the acquisition. Upon Mr. Kunz’s resignation as Chairman from our Company, the letter agreement with RED concurrently terminated on May 8, 2012.

Item 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

		Year Ended		Year Ended
		December 31, 2012		December 31 , 2011
Audit Fees		$15,600		$9,500
Audit-Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$15,600		$9,500

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

PART IV

Item 15. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of November 13, 2009(2)
3.4	Certificate of Change as filed with the Nevada Secretary of State, filed December 1, 2010 (3)
3.5	Certificate of Correction as filed with the Nevada Secretary of State, filed December 2, 2010 (3)
3.6	Certificate of Amendment as filed with the Nevada Secretary of State, effective as of February 24, 2011 (4)
3.7	Articles of Merger as filed with the Nevada Secretary of State, effective as of July 20, 2011 (5)
10.1	Share Purchase Agreement, dated February 3, 2012, among Sharprock Resources Inc., Credence Holdings Limited, Union Mining Holding Limited, and two individuals who are the beneficial owners of the entire share capital of Union.(6)
10.2	Consulting Contract between the Company and Craig Alford, dated January 1, 2012 (7)

10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (7)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPROCK RESOURCES INC.

By:	“Harpreet Sangha”
Harpreet Sangha
President, Chief Executive Officer, Secretary and a director
Date: August 19, 2013

By:	“Herminder Rai”
Herminder Rai
Chief Financial Officer and a director
Date: August 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Harpreet Sangha”	Chairman of the Board, President, Chief Executive	August 19, 2013
Harpreet Sangha	Officer, Secretary and a director

“Herminder Rai”	Chief Financial Officer and a director	August 19, 2013
Herminder Rai

“Craig Alford”	Director	August 19, 2013
Craig Alford