Form 10-Q
period 2013-03-31
SHARPROCK RESOURCES INC.
filed 2013-08-19
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes[ x ] No[ ]

The registrant had 42,279,999 shares of common stock outstanding as of Aug 19, 2013.

SHARPROCK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2013

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2012, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	March 31	December 31
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$6,857	$6,942
Prepaid expenses	-	-
Total current assets	6,857	6,942
Property and equipment (net)	3,547	3,979
Total Assets	$10,404	$10,921

Liabilities
Current liabilities
Accounts payable	$705,303	$689,105
Accounts payable – related parties	683,336	576,336
Accrued Expenses	1,645	1,645
Total current liabilities	1,390,284	1,267,086

Total Liabilities	1,390,284	1,267,086

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 and 42,279,999 Shares Issued and Outstanding, respectively	42,280	42,280
Additional paid-in capital	5,795,220	5,795,220
Common Stock Payable	-	-
Deficit accumulated during exploration stage	(7,217,380)	(7,093,665)
Total stockholders’ equity (deficit)	(1,379,880)	(1,256,165)

Total liabilities and stockholders’ equity (deficit)	$10,404	$10,921

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended		From inception (June
	March 31,		13, 2008) to
	2013	2012	March 31, 2013
Revenue	$-	$-	$-

Expenses
Accounting & Professional Fees	136,632	675,073	5,014,428
Office and Administration	962	255,418	816,831
Total Operating Expenses	137,594	930,491	5,831,259
Net Loss from Operations	(137,594)	(930,491)	(5,831,259)

Other Income (Expenses)
Exchange Gain	13,879		13,879
Loss on Debt Settlement	-	-	(1,400,000)

Net Income (Loss)	$(123,715)	$(930,491)	$(7,217,380)

Basic & Diluted (Loss) per Common Share	$(0.00)	$(0.02)

Weighted Average Number of Common Shares	42,279,999	40,620,878

The accompanying notes are an integral part of these financial statements

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
			(June 13, 2008) to
	March 31, 2013	March 31, 2012	March 31, 2013
Operating Activities
Net income (loss)	$(123,715)	$(930,491)	$(7,217,380)

Adjustments to reconcile net loss to net cash used for operating activities:
Loss on debt settlement	-	-	1,400,000
Shares for issuance of service	-	-	2,160,500
Depreciation expense	432	432	2,311
Changes in operating assets and liabilities:
Prepaid expenses	-	61,414	-
Accounts payable	16,198	170,808	689,700
Accounts payable – related parties	45,000	64,860	316,617
Net cash used in operating activities	$(62,085)	$(632,977)	$(2,648,252)

Investing Activities
Cash paid for purchase of fixed assets	-	-	(5,858)
Net cash used in investing activities	$-	$-	$(5,858)

Financing Activities
Proceeds from sale of stock	-	132,500	1,877,000
Borrowings on related party loan	62,000	25,643	1,399,129
Payments on related party loan	-	(15,000)	(632,411)
Bank overdraft payable	-	-	17,249
Net cash provided by financing activities	$62,000	$143,143	$2,660,967

Increase (decrease) in cash	(85)	(494,189)	6,857

Cash at beginning of period	6,942	502,852	-
Cash at end of period	$6,857	$8,663	$6,857

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for stock payable	$-	$2,160,500	$3,895,000

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to March 31, 2013

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Shares issued to founders June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840		(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for Debt	20,000,000	20,000	1,780,000			1,800,000

Issuance of shares for common stock payable				1,734,500		1,734,500
Issuance of shares for common stock payable				2,160,500		2,160,500

Net (Loss) for period 2011					(5,176,991)	(5,176,991)

Balance, December 31, 2011	22,159,999	22,160	1,787,840	3,895,000	(5,506,317)	198,683

Issuance of shares-private placement	17,345,000	17,345	1,717,155	(1,734,500)		-
Issuance of shares-for consulting services	1,450,000	1,450	2,159,050	(2,160,500)
Issuance of shares-Private placement	25,000	25	2,475			2,500
Issuance of shares-Private placement	1,300,000	1,300	128,700			130,000

Net (Loss) for the year ended December 31, 2012 (unaudited					(1,587,348)	(1,587,348)
Balance, December 31, 2012	42,279,999	42,280	5,795,220		(7,093,665)	(1,256,165)
Net (Loss) for the three months ended March 31, 2013 (unaudited)					(123,715)	(123,715)
Balance, March 31, 2013	42,279,999	42,280	5,795,220		(7,217,380)	(1,379,880)

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

As shown in the accompanying financial statements, the Company has incurred a loss of $7,217,380 for the period from June 13, 2008 (inception) to March 31, 2013 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012, audited financial statements. The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2013, or December 31, 2012.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECLASSIFICATONS

Certain prior period amounts have reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08,

Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2013 the Company owed Harpreet Sangha, the Company’s CEO, the amount of $366,719 ($304,719 as of December 31, 2012). The loan is unsecured and has no stated interest rate and is due upon demand.

As of March 31, 2013, the Company owed $239,986 and $76,631, respectively, to two board members for consulting services provided to the Company ($194,990 and $77,052 as of December 31, 2012 respectively).

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012:

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

NOTE 6 – PROPERTY AND EQUIPMENT

As of March 31, 2013, property and equipment consisted of office and computer equipment with a carrying amount of $5,858 and accumulated depreciation of $2,311 ($1,879 as of December 31, 2012). Depreciation expense totaled $432 for the three month period ended March 31, 2013. As of December 31, 2012 depreciation expense totaled $1,729.

NOTE 7 - DEBT SETTLEMENT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to March 31, 2013 as well as for the three month period ended March 31, 2013 and 2012.

	For three months ending		From inception (June 13, 2008)
	March 31,		to
	2013	2012	March 31, 2013
Revenue	$-	$-	$-

Expenses
Accounting & Professional
Fees	136,632	675,073	5,014,428
Office and Administration	962	255,418	816,831
Total Expenses	137,594	930,491	5,831,259
Net loss from operations	(137,594)	(930,491)	(5,831,259)
Provision for income tax	-	-	-
Exchange Gain	13,879	-	13,879
Loss on debt settlement	-	-	(1,400,000)

Net Income (Loss)	$(123,715)	$(930,491)	$(7,217,380)

We have had no revenue from inception to March 31, 2013.

Our accounting and professional fees decreased to $136,632 for the three months ended March 31, 2013 from $675,073 for the three months ended March 31, 2012, primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, as described above.

Our office and administration expenses decreased to $962 for the three months ended March 31, 2013 from $255,418 for the three months ended March 31, 2012.

Our net loss for the three months ended March 31, 2013 was $123,715, compared to $930,491 for the three months ended March 31, 2012.

Liquidity and Capital Resources

	As of	As of
	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Cash	$6,857	$6,942
Working capital (deficit)	(1,383,427)	(1,256,165)
Total assets	10,404	10,921
Total liabilities	1,390,284	1,267,086
Shareholders’ deficit	(1,379,880)	(1,256,165)

As at March 31, 2013, we had cash of $6,857 and a working capital deficit of $1,383,427. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2013 increased to $62,085 from ($632,977) in the three months ended March 31, 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the three months ended March 31, 2013, we received net cash from financing activities of $62,000, primarily as the result of proceeds from related party advances, compared to $143,143 in the three months ended March 31, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due the deficiencies in our internal control over financial reporting as of December 31, 2012, as reported in our Annual Report on Form 10-K for our year ended December 31, 2012, which deficiencies have not been remedied.

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