Form 10-Q
period 2013-06-30
SHARPROCK RESOURCES INC.
filed 2013-08-19
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
June 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	June 30	December 31
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$6,819	$6,942
Prepaid expenses	-	-
Total current assets	6,819	6,942
Property and equipment (net)	3,115	3,979
Total Assets	$9,934	$10,921

Liabilities
Current liabilities
Accounts payable	$710,168	$689,105
Accounts payable – related parties	788,336	576,336
Accrued Expenses	1,645	1,645
Total current liabilities	1,500,149	1,267,086

Total Liabilities	1,500,149	1,267,086

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 and 42,279,999 Shares Issued and Outstanding, respectively	42,280	42,280
Additional paid-in capital	5,795,220	5,795,220
Deficit accumulated during exploration stage	(7,327,715)	(7,093,665)
Total stockholders’ equity (deficit)	(1,490,215)	(1,256,165)

Total liabilities and stockholders’ equity (deficit)	$9,934	$10,921

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From
	For six months ending		For three months ending		inception
	June 30,		June 30,		(June 13, 2008)
					to
	2013	2012	2013	2012	June 30, 2013
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional
Fees	269,414	942,089	132,782	267,018	5,147,210
Office and Administration	2,092	272,380	1,130	16,959	817,961
Total Expenses	271,506	1,214,469	133,912	283,977	5,965,171
Net loss from operations	(271,506)	(1,214,469)	(133,912)	(283,977)	(5,965,171)

Provision for income tax	-	-	-	-	-
Exchange Gain	37,456	-	23,577	-	37,456
Loss Debt Settlement	-	-	-	-	(1,400,000)

Net Income (Loss)	$(234,050)	$(1,214,469)	$(110,335)	$(283,977)	$(7,327,715)

Basic & Diluted (Loss) per
Common Share	(0.01)	(0.03)	(0.00)	(0.01)

Weighted Average Number of Common Shares	42,279,999	41,450,439	42,279,999	40,620,878

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From inception
			(June 13, 2008) to
	June 30, 2013	June 30, 2012	June 30, 2013
Operating Activities
Net income (loss)	$(234,050)	$(1,214,469)	$(7,327,715)

Adjustments to reconcile net loss to net cash used for operating activities:
Loss on debt settlement	-	-	1,400,000
Shares for issuance of service	-	-	2,160,500
Depreciation expense	864	865	2,743
Changes in operating assets and liabilities:
Prepaid expenses	-	88,198	-
Accounts payable	21,063	266,972	694,565
Accounts payable – related parties	90,000	167,934	361,617
Net cash used in operating activities	$(122,123)	$(690,500)	$(2,708,290)

Investing Activities

Cash paid for purchase of fixed assets	-	(4,355)	(5,858)
Net cash used in investing activities	$-	$(4,355)	$(5,858)

Financing Activities
Proceeds from sale of stock	-	132,500	1,877,000
Borrowings on related party loan	122,000	98,701	1,459,129
Payments on related party loan	-	(15,000)	(632,411)
Bank overdraft payable	-	(17,249)	17,249
Net cash provided by financing activities	$122,000	$198,952	$2,720,967

Increase (decrease) in cash	(123)	(495,903)	6,819

Cash at beginning of period	6,942	502,852	-
Cash at end of period	$6,819	$6,949	$6,819

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for stock payable	$-	$2,160,500	$3,895,000

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to June 30, 2013

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Shares issued to founders June 13, 2008 at $0.001 per share	2,159,999	$2,160	$7,840		$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	2,159,999	2,160	7,840		(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	2,159,999	2,160	7,840		(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	2,159,999	$2,160	$7,840		$(329,326)	$(319,326)

Shares issued for Debt	20,000,000	20,000	1,780,000			1,800,000

Issuance of shares for common stock payable				1,734,500		1,734,500
Issuance of shares for common stock payable				2,160,500		2,160,500

Net (Loss) for period 2011					(5,176,991)	(5,176,991)

Balance, December 31, 2011	22,159,999	22,160	1,787,840	3,895,000	(5,506,317)	198,683

Issuance of shares-private placement	17,345,000	17,345	1,717,155	(1,734,500)		-
Issuance of shares-for consulting services	1,450,000	1,450	2,159,050	(2,160,500)
Issuance of shares-Private placement	25,000	25	2,475			2,500
Issuance of shares-Private placement	1,300,000	1,300	128,700			130,000

Net (Loss) for the year ended
December 31, 2012 (unaudited					(1,587,348)	(1,587,348)
Balance, December 31, 2012	42,279,999	42,280	5,795,220		(7,093,665)	(1,256,165)
Net (Loss) for the six months ended June 30, 2013 (unaudited)					(234,050)	(234,050)
Balance, June 30, 2013	42,279,999	42,280	5,795,220		(7,327,715)	(1,490,215)

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

As shown in the accompanying financial statements, the Company has incurred a loss of $7,327,715 for the period from June 13, 2008 (inception) to June 30, 2013 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012, audited financial statements. The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results for the full year.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2013, or December 31, 2012.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2013 the Company owed Harpreet Sangha, the Company’s CEO, the amount of $424,602 ($304,719 as of December 31, 2012). The loan is unsecured and has no stated interest rate and is due upon demand.

As of June 30, 2013, the Company owed $283,062 and $77,051, respectively, to two board members for consulting services provided to the Company ($194,990 and $77,052 as of December 31, 2012 respectively).

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012:

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

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2013, property and equipment consisted of office and computer equipment with a carrying amount of $5,858 and accumulated depreciation of $2,744 ($1,879 as of December 31, 2012). Depreciation expense totaled $432 for the three month period ended June 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended June 30, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended June 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to June 30, 2013 as well as for the six month period ended June 30, 2013 and 2012.

	For six months ending		From inception (June 13, 2008)
	June 30,		to
	2013	2012	June 30, 2013
Revenue	$-	$-	$-

Expenses
Accounting & Professional
Fees	269,414	942,089	5,147,210
Office and Administration	2,092	272,380	817,961
Net loss from operations	(271,506)	(1,214,469)	(5,965,171)
Provision for income tax	-	-	-
Exchange Gain	37,456	-	37,456
Loss on debt settlement	-	-	(1,400,000)

Net Income (Loss)	$(234,050)	$(1,214,469)	$(7,327,715)

We have had no revenue from inception to June 30, 2013.

Our accounting and professional fees decreased to $269,414 for the three months ended June 30, 2013 from $942,089 for the three months ended June 30, 2012, primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, as described above.

Our office and administration expenses decreased to $2,092 for the three months ended June 30, 2013 from $272,380 for the three months ended June 30, 2012.

Our net loss for the six months ended June 30, 2013 was $234,050, compared to $1,214,469 for the three months ended June 30, 2012.

Liquidity and Capital Resources

	As of	As of
	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Cash	$6,819	$ 6,942

Working capital (deficit)	(1,493,330)	(1,256,165)

Total assets	9,934	10,921

Total liabilities	1,500,149	1,267,086

Shareholders’ deficit	(1,490,215)	(1,256,165)

As at June 30, 2013, we had cash of $6,819 and a working capital deficit of $1,493,330. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used by operating activities in the three months ended June 30, 2013 decreased to $(122,123) from $6,949 in the three months ended June 30, 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the three months ended June 30, 2013, we received net cash from financing activities of $122,000, primarily as the result of proceeds from related party advances as compared to $198,952 in the three months ended June 30, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Harpreet Sangha (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due the deficiencies in our internal control over financial reporting as of December 31, 2012, as reported in our Annual Report on Form 10-K for our year ended December 31, 2012, which deficiencies have not been remedied.

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