Form 10-Q
period 2013-09-30
Evergreen-Agra, Inc.
filed 2013-11-14
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The registrant had 822,800 shares of common stock outstanding as of November 11, 2013.

SHARPROCK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sharprock Resources Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	September 30	December 31
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$3,712	$6,942
Prepaid expenses	-	-
Total current assets	3,712	6,942
Property and equipment (net)	2,682	3,979
Total Assets	$6,394	$10,921

Liabilities
Current liabilities
Accounts payable	$718,876	$689,105
Accounts payable – related parties	393,804	576,336
Accrued Expenses	1,589	1,645
Shareholder loans – related party	461,777	-
Total current liabilities	1,576,046	1,267,086

Total Liabilities	1,576,046	1,267,086

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value 500,000,000 Common Shares Authorized 42,279,999 and 42,279,999 Shares Issued and Outstanding, respectively	423	423
Additional paid-in capital	5,837,077	5,837,077
Deficit accumulated during exploration stage	(7,407,152)	(7,093,665)
Total stockholders’ equity (deficit)	(1,569,652)	(1,256,165)

Total liabilities and stockholders’ equity (deficit)	$6,394	$10,921

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From
	For nine months ending		For three months ending		inception
	September 30,		September 30,		(June 13, 2008)
					to
					September 30,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	326,696	1,116,634	57,280	174,545	5,204,492
Office and Administration	10,839	295,070	8,747	22,689	826,708
Total Expenses	337,535	1,411,704	66,027	197,234	6,031,200
Net loss from operations	(337,535)	(1,411,704)	(66,027)	(197,234)	(6,031,200)

Provision for income tax	-	-	-	-	-
Exchange Gain	24,048	-	(13,408)	-	24,048
Loss Debt Settlement	-	-	-	-	(1,400,000)

Net Income (Loss)	$(313,487)	$(1,411,704)	$(79,435)	$(197,234)	$(7,407,152)

Basic & Diluted (Loss) per Common Share	(0.74)	(3.41)	(0.19)	(0.48)

Weighted Average Number of Common Shares	422,800	414,504	422,800	414,504

The accompanying notes are an integral part of these financial statements.-

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the nine months ending,
			From inception
			(June 13, 2008) to
	September 30, 2013	September 30, 2012	September 30, 2013
Operating Activities
Net income (loss)	$(313,487)	$(1,411,704)	$(7,407,152)

Adjustments to reconcile net loss to net cash used for operating activities:
Loss on debt settlement	-	-	1,400,000
Shares for issuance of service	-	-	2,160,500
Depreciation expense	1,297	1,297	3,176
Changes in operating assets and liabilities:
Prepaid expenses	(56)	94,785	(56)
Accounts payable	29,771	282,670	703,273
Accounts payable – related parties	122,187	278,778	393,804
Net cash used in operating activities	$(160,288)	$(754,174)	$(2,746,455)

Investing Activities

Cash paid for purchase of fixed assets	-	(4,355)	(5,858)
Net cash used in investing activities	$-	$(4,355)	$(5,858)

Financing Activities
Proceeds from sale of stock	-	132,500	1,877,000
Borrowings on related party loan	157,058	162,406	1,494,187
Payments on related party loan	-	(15,000)	(632,411)
Bank overdraft payable	-	(17,249)	17,249
Net cash provided by financing activities	$157,058	$262,657	$2,756,025

Increase (decrease) in cash	(3,230)	(495,872)	3,712

Cash at beginning of period	6,942	502,852	-
Cash at end of period	$3,712	$6,980	$3,712

Supplemental Disclosures
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-Cash Investing and Financing Activities
Stock issued for stock payable	$-	$2,160,500	$3,895,000

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 13, 2008) to September 30, 2013

					Deficit
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Payable	Stage	Equity
Shares issued to founders June 13, 2008 at $0.001 per share (restated to reflect reverse split effective October 23, 2013)	21,600	$22	$9,978	$-	$-	$10,000

Net (Loss) for period					(62,886)	(62,886)
Balance, December 31, 2008	21,600	22	9,978	-	(62,886)	(52,886)

Net (Loss) for period					(21,889)	(21,889)
Balance, December 31, 2009	21,600	22	9,978	-	(84,775)	(74,775)

Net (Loss) for period					(244,551)	(244,551)
Balance, December 31, 2010	21,600	$22	$9,978	-	$(329,326)	$(319,326)

Shares issued for Debt	200,000	200	1,799,800			1,800,000

Issuance of shares for common stock payable				1,734,500		1,734,500
Issuance of shares for common stock payable				2,160,500		2,160,500

Net (Loss) for period 2011					(5,176,991)	(5,176,991)

Balance, December 31, 2011	221,600	222	1,809,778	3,895,000	(5,506,317)	198,683

Issuance of shares-private placement	173,450	173	1,734,327	(1,734,500)		-
Issuance of shares-for consulting services	14,500	15	2,160,485	(2,160,500)
Issuance of shares-Private placement	250	-	2,500			2,500
Issuance of shares-Private placement	13,000	13	129,987			130,000

Net (Loss) for the year ended December 31, 2012 (unaudited					(1,587,348)	(1,587,348)
Balance, December 31, 2012	422,800	423	5,837,077	-	(7,093,665)	(1,256,165)
Net (Loss) for the nine months ended September 30, 2013 (unaudited)					(313,487)	(313,487)
Balance, September 30, 2013	422,800	423	5,837,077	-	(7,407,152)	(1,569,652)

The accompanying notes are an integral part of these financial statements.

SHARPROCK RESOURCES INC.
(formerly known as Artepharm Global Corp.)
(An Exploration Stage Company)
Footnotes to the Financial Statements
(unaudited)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Artepharm Global Corp. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The company was incorporated under the name AMF Capital Group, Inc. In June 2009, the company changed its name to Blackrock Resources, Inc. In January 2010 the company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to “Sharprock Resources Inc.” Effective October 23, 2013 the Company changed its name to “Evergreen-Agra, Inc. The Company had previously been in the mineral exploration business. During the Company’s quarter ended September 30, 2011, the Company determined to shift its focus to organic veterinary medical products. The Company intends to solely focus on the agriculture, veterinary application of the business model. The Company will cause the corporation to cease pervious operations with all previous business still remaining under the issuers businesses.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $7,407,152 for the period from June 13, 2008 (inception) to September 30, 2013 and has generated no revenues over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012, audited financial statements. The results of operations for the period ended September 30, 2013 is not necessarily indicative of the operating results for the full year.

EXPLORATION STAGE - The Company complies with Accounting Standards Codification 915-10 for its characterization of the Company as development stage.

FINANCIAL RISK - The company’s plan of operations are in Canada and South America, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations and developments that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2013, or December 31, 2012.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2013 the Company owed Harpreet Sangha, the Company’s CEO, the amount of $461,777 ($304,719 as of December 31, 2012). The loan is unsecured and has no stated interest rate and is due upon demand.

As of September 30, 2013, the Company owed $314,447 and $78,689, respectively, to two board members for consulting services provided to the Company ($194,990 and $77,052 as of December 31, 2012 respectively).

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 5 – COMMON STOCK

On June 13, 2008 (inception), the Company issued 54,000,000 founders’ shares (21,600 shares on a post-reverse split basis) for $10,000.

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

On August 24, 2011, the Company issued 20,000,000 shares (200,000 shares on a post-reverse split basis) for settlement of debt for $400,000 to 25 subscribers, which included the issuance of 1,825,000 shares (18,250 shares on a post-reverse split basis) of common stock to Harpreet Sangha, the company’s CEO, in settlement of debt of $36,500. The shares were valued at $0.09 according to the closing trading price of the Company’s common stock on the date the shares-for-debt issuance was approved by the Company’s board of directors.

On December 31, 2011, as part of a private placement offering which closed on January 4, 2012, the Company had a stock payable amount of $1,734,500 for an aggregate of 17,345,000 shares (173,450 shares on a post-reverse split basis) of common stock, at a subscription price of $0.10 per common share.

On December 31, 2011, the Company had 1,450,000 shares (14,500 shares on a post-reverse split basis) of common stock issuable for services, with a value of $2,160,500 based on the market value of the shares on the date of grant. These shares were issued on January 4, 2012.

On January 6, 2012, the Company completed a private placement with on investor whereby the Company issued 25,000 shares (250 shares on a post-reverse split basis) of its common stock at a subscription price of $0.10 per common share, for gross proceed to the Company of $2,500.

On February 27, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares (13,000 shares on a post-reverse split basis) of common stock, at a subscription price of $0.10 per common share, for gross proceeds to the Company of $130,000.

On October 23. 2013, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a one new share for one hundred old shares bases (1:100) which has been reflected in the financial statements ending September 30, 2013.

Effective October 23, 2013, the Company reduced the number of its authorized shares of Common Stock from 500,000,000 shares, par value $0.001 per share, to 100,000,000 shares, par value $0.001 per share.

NOTE 6 – PROPERTY AND EQUIPMENT

As of September 30, 2013, property and equipment consisted of office and computer equipment with a carrying amount of $5,858 and accumulated depreciation of $3,176 ($1,879 as of December 31, 2012). Depreciation expense totaled $432 for the three month period ended September 30, 2013.

NOTE 7 - DEBT SETTLEMENT

In conjunction with $400,000 of indebtedness owed by the Company to Harpreet Sangha, the Company’s CEO, during the Company’s year ended December 31, 2011, Mr. Sangha assigned an aggregate of $363,500 of such debt to a total of 24 individuals, who then converted such debt into an aggregate of 18,175,000 shares of the Company’s common stock at a price of $0.02 per share in settlement of such $363,500 of indebtedness. In addition, during the Company’s year ended December 31, 2011, Mr. Sangha converted the remaining $36,500 of the $400,000 of indebtedness into 1,825,000 shares (18,250 shares on a post-reverse split basis) of the Company’s common stock at a price of $0.02 per share in settlement of such remaining $36,500 of indebtedness. The indebtedness was unsecured, with no interest, and due on demand. The shares were valued at $0.09 according to the closing trading price of the Company’s common stock on the date the shares-for-debt issuance was approved by the Company’s board of directors. The Company recognized a loss of $1,272,250 on the debt settlement associated with these 24 individuals and a further loss of $127,750 on the debt settlement associated with Mr. Sangha, for a total recognized loss of $1,400,000.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that the following are additional reporting subsequent events requiring disclosure:

The Company has settled $400,000 of its debt with its former CEO, Harpreet Sangha, with the issuance of 40,000,000 shares (400,000 shares on a post-reverse split basis) if it’s Common Stock at a par value of $0.001 on October 7, 2013. The Company has effected a reverse stock split of it issued and outstanding shares of common stock on a one new shares for one hundred old shares (1:100) and has reduced its authorized capital to 100,000,000 from 500,000,000 effective on October 23, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

Overview of our Business

We had previously been in the mineral exploration and development business, seeking to acquire mineral projects for exploration and development. However, we recently have determined to shift our focus to organic veterinary medical products. In connection with this change in our business focus, effective October 23, 2013, we changed our name from “Sharprock Resources Inc.” to “Evergreen-Agra, Inc.”

We are a developmental stage company with a limited history of operations. We presently do not have the funding to fully execute our business plan.

The Company is currently under a cease trade order from the British Columbia Securities Commission and is filing the necessary documents to meet the filing requirements as set out by the BCSC. The Company anticipates the order to be revoked once the BCSC has reviewed its filings requested by them.

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

Letter of Intent

On September 10, 2013, the Company entered in to a Letter of Intent to acquire Evergreen Systems, Inc. for 39,600,000 post-split shares of the Company following its re-organization, including a name change to Evergreen-Agra, Inc. Upon execution definitive agreement with Evergreen Systems Inc., Evergreen Systems Inc. will become a wholly owned subsidiary of the Company. There is no guarantee that a definitive agreement will be executed.

Results of Operations

The following table sets forth our results of operations from inception on June 13, 2008 to September 30, 2013 as well as for the six month and three month period ended September 30, 2013 and 2012.

	For nine months ending		For three months ending		From inception
	September 30,		September 30,		(June 13, 2008)
					to
					September 30,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Expenses
Accounting & Professional Fees	326,696	1,116,634	57,280	174,545	5,204,492
Office and Administration	10,839	295,070	8,747	22,689	826,708
Total Operating Expenses	337,535		66,027	197,234	6,031,200

		1,411,704
Net loss from operations	(337,535)	(1,411,704)	(66,027)	(197,234)	(6,031,200)

Other Income (Expenses)	24,048		(13,408)		24,048
Loss Debt Settlement	-	-	-	-	(1,400,000)

Net Income (Loss)	$(313,487)	$(1,411,704)	$(79,435)	$(197,234)	(7,407,152)

We have had no revenue from inception to September 30, 2013.

Our accounting and professional fees decreased to $326,696 for the nine months ended September 30, 2013 from $1,116,634 for the nine months ended September 30, 2012, primarily as a result of legal fees incurred in connection with our share purchase agreement with respect to the Kekura Field in Russia, as described above.

Our office and administration expenses decreased to $10,839 for the nine months ended September 30, 2013 from $295,070 for the nine months ended September 30, 2012.

Our net loss for the nine months ended September 30, 2013 was $337,535 compared to $1,411,704 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Cash	$3,712	$6,942
Working capital (deficit)	(1,572,334)	(1,256,165)
Total assets	6,394	10,921
Total liabilities	1,576,046	1,267,086
Shareholders’ deficit	(1,569,652)	(1,256,165)

As at September 30, 2013, we had cash of $3,712 and a working capital deficit of $1,572,334. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used by operating activities in the nine months ended September 30, 2013 decreased to $160,288 from $754,174 in the nine months ended September 30, 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and from a related party loan. In the nine months ended September 30, 2013, we received net cash from financing activities of $157,058, primarily as the result of proceeds from related party advances as compared to $262,657 in the nine months ended September 30, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Rene Hamouth (our principal executive officer) and Herminder Rai (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due the deficiencies in our internal control over financial reporting as of December 31, 2012, as reported in our Annual Report on Form 10-K for our year ended December 31, 2012, which deficiencies have not been remedied.

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

SHARPROCK RESOURCES INC.

By:	“Rene Hamouth”
Rene Hamouth
Chief Executive Officer and a director
Date: November 14, 2013

By:	“Herminder Rai”
Herminder Rai
Chief Financial Officer and a director
Date: November 14, 2013