Form 10-K
period 2013-12-31
Evergreen-Agra, Inc.
filed 2016-03-22
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 000-53902

Evergreen-Agra, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0460379
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19800 MacArthur suite 300, Irvine CA, USA 92612
(Address of Principal Executive Offices & Zip Code)

604-764-7646
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

[ ] Yes[x ] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2013, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.025) on that date, was approximately $1,057,000.

The registrant had 42,826,491 shares of common stock outstanding as of March, 15, 2016

Evergreen-Agra, Inc.
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

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

•our need for additional financing;

•the competitive environment in which we operate;

•our dependence on key personnel;

•conflicts of interest of our directors and officers;

•our ability to fully implement our business plan;

•our ability to effectively manage our growth; and

•other regulatory, legislative and judicial developments.

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

ITEM 1. BUSINESS

Description of Business and History

Evergreen-Agra Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010 the Company changed its name to Artepharm Global Corp. Effective July 2011 the Company changed its name to Sharprock Resources Inc. Effective October 2013 the Company changed its name to Evergreen-Agra Inc. During the company’s quarter ended September 30, 2011 the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31,2013 the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

On November 19,2013, pursuant to a Letter of Intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% of his interest in Evergreen Systems. At closing the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered.

The acquisition resulted in a change of control of the Company on November 19, 2013

Search for Business Opportunities

The Company’s search will be directed toward medical marijuana assets and small and medium-sized enterprises in that industry which have a desire to become reporting corporations and which are able to provide audited financial statements. While the Company is focused on the medical marijuana industry, the Company does not propose to restrict its search for investment opportunities to any particular geographical area or solely to that industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time.

The Company will not restrict its search to any specific kind of firm or type of assets, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence, or simply acquire assets from which it will build its (desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s management and directors, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

Bankruptcy or similar proceedings

We have not been the subject of a bankruptcy, receivership or similar proceedings.

Competition

We operate in a highly competitive industry, many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prospects and then exploit such prospects. Competition for the acquisition of exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable exploration properties will be available for acquisition, exploration and development.

Employees

We have no significant employees other than our officers and directors. We plan to retain independent consultants on a contract basis to conduct the work programs on our properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Our Company has one subsidiary business: Evergreen Systems.

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

ITEM 1A. RISK FACTORS

We are a company that is investigating the medical marijuana industry and we expect to incur operating losses for the foreseeable future.

The Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems from November 19, 2013. We have no way to evaluate the likelihood that our business will be successful. We have earned no revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by early stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of the business plan we undertake. These potential problems include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates. Prior to realization of our business plan, we anticipate that we will incur increased operating expenses without any significant revenues. We expect to incur significant losses into the foreseeable future. We recognize that if success is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

Our competition is intense in all phase of our business.

We operate in a highly competitive industry, competing with other companies, in the medical marijuana business. Many of our competitors have financial resources, staff and facilities substantially greater than ours. We are subject to regulation by a number of governmental entities at the Federal, State, and Local levels. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and State legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.

Corporate Practice of Medicine and Other Laws

Every State in which our business operates or in which we anticipate it will operate limits the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. We will structure all operations to comply with applicable State statutes regarding corporate practice of veterinary medicine, distribution and similar issues. However, there can be no assurance that private parties, or courts or governmental officials with the power to interpret or enforce these regulations, will not assert that we are in violation of such laws and regulations. That future interpretations of such laws and regulations will not require us to modify the structure and organization of our business, or that any such enforcement action, which could subject us and our affiliated professional groups to penalties or restructuring or reorganization of our business, will not adversely affect our business or results of operations.

Environmental

Although we currently contract with providers, who are responsible for compliance with environmental laws, our operations may be subject to various Federal, State, and Local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The responsible party could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our independent medical providers’ environmental practices, including waste handling and disposal practices, will be in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

Competition

There are a number of companies who are involved in the cultivation and distribution of medical marijuana, but the interest in developing products for the veterinary healthcare market is extremely limited. We anticipate that 2014 will see an increase in competition as new companies enter the industry because of the new laws adopted by the States of Colorado and Washington permitting the sale of marijuana for recreational use.

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We do not maintain key-man life insurance on any of our officers. A loss of any of them could adversely affect our business.

We have requirements for and there is an uncertainty of access to additional capital.

At December 31, 2013, the Company had negative working capital of $1,166,589. Further, the Company has had no revenues from inception on August, 15th 2013. Ultimately, our ability to continue our business activities depends in part on our ability to commence operations to generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing for our operations.

Our current operations do not generate any cash flow. Any work on any business projects we may acquire may require additional equity financing. If we seek funding from joint venture partners, our project interests will be diluted. If we seek additional equity financing, the issuance of additional shares will dilute the current interests of our shareholders. We may not be able to obtain additional funding to allow us to fulfill our obligations on any future business properties. Our failure to obtain such additional financing could result in delay or indefinite postponement of the realization of future projects and the possible partial or total loss of our potential interest in certain projects or dilution of our interest in certain projects which would have a material adverse effect on our business.

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

The price of our common shares may increase or decrease in response to a number of events and factors, including: trends in the industry in which we operate; changes in the market price of gold; current events affecting the global economic situation; changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common shares. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

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

Our common stock is subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Markets, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Markets since December 26, 2008. From December 26, 2008 to June 17, 2009 shares of our common stock were quoted under the symbol “AFCP”, from June 18, 2009 to January 13, 2010 under the symbol “BCKR”, from January 14, 2010 to July 19, 2011 under the symbol “ARGC”, from July 20, 2011 to October 23, 2013 shares quoted under the symbol “SHRK”, currently, the Company’s shares have been quoted under the symbol “EGRN”. The range of high and low closing trading price information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect the reverse stock split of 1:100 completed October 23rd 2013.

2013	High	Low
4th Quarter	$4.00	$2.00
3rd Quarter	$2.50	$2.00
2nd Quarter	$4.00	$2.50
1st Quarter	$16.00	$0.70

2012
4th Quarter	$13.00	$1.50
3rd Quarter	$15.00	$3.00
2nd Quarter	$61.00	$13.00
1st Quarter	$61.00	$50.00

Shareholders

As of December 31, 2013, we had 41,422,802 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31st 2013, we issued the following unregistered securities: The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation D.

On October 7, 2013, the Company issued 40,000,000 shares (400,000 shares on a post-reverse split basis) of its common stock to Harpreet Sangha (chief executive officer at the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014) in satisfaction of $400,000 debt due him.

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split share of its common stock to Rene Hamouth in exchange for 100% ownership of  Evergreen Systems (See Note 1 and Note 4).

On November 19, 2013 (See Note 1), the Company issued 19,600,000 post-split shares of its common stock to Harpreet Sangha for future services to be rendered to the Company. The Company valued the common stock at $0.05 per share and recognized stock-based compensation expense of $980,000.

On November 19, 2013 (See Note 1), the Company issued 1,000,000 post-split shares of its common stock to Richard Specht for service rendered to the Company. The Company valued the common stock at $0.05 per share and recognized stock-based compensation expense of $50,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013.

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

Plan of Operations

Evergreen-Agra Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010 the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

At December 31, 2013, the Company had cash of $4 and negative working capital of $1,166,589. Further, the Company has had no revenues from inception on August 15th 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to re-evaluate or abandon our plan of operations.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Evergreen-Agra, Inc.

I have audited the accompanying consolidated balance sheet of Evergreen-Agra, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period August 15, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evergreen-Agra, Inc. as of December 31, 2013 and the results of its operations and cash flows for the period August 15, 2013 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ Michael T. Studer CPA P.C.

                                                         Michael T. Studer CPA P.C.

Freeport, New York

March 17, 2016

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheet

As of December 31, 2013

Assets

Current assets:
Cash and cash equivalents	$4
Prepaid expense	82
Total current assets	86

Equipment, less accumulated depreciation of $2,250	2,250

Total Assets	$2,336

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$588,797
Accounts payable - related parties	577,878
Total current liabilities and total liabilities	1,166,675

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value :
100,000,000 Common Shares Authorized;
41,422,802 Shares Issued and Outstanding	41,423
Additional paid-in capital	(185,796)
Accumulated deficit	(1,019,966)
Total stockholders’ deficit	(1,164,339)

Total liabilities and stockholders’ deficit	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statement of Operations

For the Period August 15, 2013 (Inception) to December 31, 2013

Revenue	$-

Operating expenses:
Stock-based compensation	1,030,000
General and administrative	1,000
Depreciation of equipment	216
Foreign exchange loss (gain)	(11,250)
Total operating expenses	1,019,966

Net Loss	$(1,019,966)

Net loss per Common Share - Basic and Diluted	$(0.04)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	26,627,198

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statement of Cash Flows

For the Period August 15, 2013 (Inception) to December 31, 2013

Cash Flows From Operating Activities
Net (loss)	$(1,019,966)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	1,030,000
Depreciation	216
Decrease in accounts payable	(2,055)
Decrease in accounts payable - related parties	(9,195)
Net cash used in operating activities	(1,000)

Cash Flows From Investing Activities
Cash received from reverse acquisition of Evergreen Systems	4

Cash Flows From Financing Activities
Cash received from Rene Hamouth in connection with formation of Evergreen Systems	1,000

Net Increase in Cash	4
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$4

Supplemental Cash Flow Information:
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statement of Stockholders' Equity
For the Period August 15, 2013 (Inception) to December 31, 2013

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Number of Shares	Amount	Paid in Capital	Deficit	Equity

Formation of Evergreen Systems by Rene Hamouth on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in connection with reverse acquisition of Evergreen Systems on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)

Shares issued to Harpreet Sangha on November 19, 2013 for future services to be rendered	19,600,000	19,600	960,400	-	980,000

Shares issued to Richard Specht on November 19, 2013 for services rendered	1,000,000	1,000	49,000	-	50,000

Net loss for the period August 15, 2013 to December 31, 2013	-	-	-	(1,019,966)	(1,019,966)

Balance - December 31, 2013	41,422,802	$41,423	$(185,796)	$(1,019,966)	$(1,164,339)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Period August 15, 2013 (Inception) to December 31, 2013

NOTE 1. NATURE OF OPERATIONS

Description of Business and History

Evergreen-Agra Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010 the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems (“ES”) Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition.  At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for service rendered. ES became a wholly owned subsidiary of the Company.

The acquisition resulted in a change of control of the Company on November 19, 2013. The accompanying consolidated financial statements reflect the assets, liabilities and operations of Evergreen Systems are consolidated with Evergreen-Agra, Inc. thereafter.

Reverse Stock Split

Effective October 23, 2013, the Company completed a 1 for 100 reverse stock split of its common stock resulting in the reduction of the issued and outstanding shares of common stock from 82,280,000 shares to 822,800 shares at October 23, 2013. The accompanying consolidated financial statements retroactively reflect this reverse stock split.

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2013, the Company had negative working capital of $1,166,589. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to December 31, 2013) and its wholly owned subsidiary business ES (from inception on August 15, 2013 to December 31, 2013). All significant intercompany balance and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2013.

Equipment

Equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years.

Stock-Based Compensation

Stock-based compensation is accounted for at estimated fair value in accordance with Accounting Standards Codification 718, “Compensation – Stock Compensation.”

Income Taxes

The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax assets benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determine common stock equivalents. For the period presented, there was no common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013. The Company’s financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statement to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception -to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company was required to adopt this new standard on a retrospective basis for the year ended December 31, 2015 and interim periods therein; however, early application was permitted. The Company has elected to adopt the new reporting standard for financial statements filed commencing with this Form 10-K for the period ended December 31, 2013. Other than simplifying the presentation of the Company’s financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company’s financial statements.

NOTE 4 – ACQUISITION OF EVERGREEN SYSTEMS

Effective November 19, 2013, the Company acquired 100% ownership of Evergreen Systems (“ES”) in exchange for 20,000,000 newly issued shares of the Company’s common stock (See Note 1). The transaction has been accounted for in the accompanying consolidated financial statements, The financial position and results of operations of the Company prior to November 19, 2013 have been excluded from the accompanying consolidated financial statements.

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred on January 1, 2012. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on January 1, 2012, nor is it intended to project results of operations for any future period.

	Year Ended December 31,
	2013	2012

Revenues	$-	$-

Operating expenses	1,339,174	1,587,348

Net loss	$(1,339,174)	$(1,587,348)

Net loss per Common Share - basic and diluted	$(0.06)	$(0.08)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	22,942,800	20,419,200

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at December 31, 2013 consists of:

Former law firms	$ 507,840
Former audit firms	7,625
Other service providers	73,332
Total	$ 588,797

The above accounts payable represent amounts recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at December 31, 2013 consists of:

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to
September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$63,218

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013
and director of the Company from May 8, 2012 to March 11, 2014	72,143

Sam Sangha, brother of Harpreet Sangha	146,367

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	296,150

Total	$577,878

The above accounts payable represent amounts recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 7. COMMON STOCK ISSUANCES

Issuances in 2012 and 2013 Prior to Reverse Acquisition of Evergreen Systems on November 19, 2013

On January 4, 2012, the Company completed a private placement with 45 investors whereby the Company issued an aggregate of 17,345,000 shares (173,450 shares on a post-reverse split basis) of its common stock at a subscription price of $0.10 per common share, for gross proceeds of $1,734,500 collected in 2011.

On January 4, 2012, the Company issued an aggregate of 1,450,000 shares (14,500 shares on a post-reverse split basis) of its common stock (valued at $2,160,500) to four service providers for services rendered in 2011.

On January 6, 2012, the Company completed a private placement with one investor whereby the Company issued 25,000 shares (250 shares on a post-reverse split basis) of its common stock at a subscription price of $0.10 per common share, for gross proceeds of $2,500.

On February 27, 2012, the Company completed a private placement with one investor whereby the Company issued 1,300,000 shares (13,000 shares on a post-reverse split basis) of common stock, at a subscription price of $0.10 per common share, for gross proceeds of $130,000.

On October 7, 2013, the Company issued 40,000,000 shares (400,000 shares on a post-reverse split basis) of its common stock to Harpreet Sangha (chief executive officer at the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014) in satisfaction of $400,000 debt due him.

Issuances on November 19, 2013 in Connection with Acquisition of Evergreen Systems

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split share of its common stock to Rene Hamouth in exchange for 100% ownership of  Evergreen Systems (See Note 1 and Note 4).

On November 19, 2013 (See Note 1), the Company issued 19,600,000 post-split shares of its common stock to Harpreet Sangha for future services to be rendered to the Company. The Company valued the common stock at $0.05 per share and recognized stock-based compensation expense of $980,000.

On November 19, 2013 (See Note 1), the Company issued 1,000,000 post-split shares of its common stock to Richard Specht for service rendered to the Company. The Company valued the common stock at $0.05 per share and recognized stock-based compensation expense of $50,000.

NOTE 8. INCOME TAXES

The Company generated a net loss for the period presented. Accordingly, no provision for income taxes has been recorded.

The Company’s effective tax rate differs from the United States Federal income tax rate as follows:

Period August 15, 2013 (Inception) to December 31, 2013

Corporate Federal income tax at 35%	$(356,988)
Non-deductible stock-based compensation	360,500
Non-taxable foreign exchange gain	(3,938)
Change in valuation allowance	426
Provision for Income Taxes	$-

At December 31, 2013, the Company has net operating loss carryforwards which expire from 2028 to 2033. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at December 31, 2013 since management’s assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 9. SUBSEQUENT EVENTS

On February 21, 2014, the Company issued a total of 200,000 shares of its common stock (100,000 shares to Facundo L. Bacardi, director of the Company from December 13, 2013, and 100,000 shares to Adrian Towning, chief financial officer of the Company from September 21, 2013 to July 2, 2014) for services. The $88,000 estimated fair value of the 200,000 shares of Company common stock will be charged to “Stock-based compensation” in the statement of operations for the three months ended March 31, 2014.

On July 31, 2014, the Company issued a total of 1,500,000 shares of its common stock (1,100,000 shares to Chadd McKeen, chief executive officer and director of the Company from July 17, 2014 to October 9, 2014; 100,000 shares to Alysha McKeen; 200,000 shares to Paolo Galido, chief information officer and director of the Company since July 17, 2014; and 100,000 shares to Todd Hazlewood, chief financial officer and director of the Company since July 17, 2014)  in connection with the acquisition of OtherSideFarms (“OSF”), an entity engaged in the research of marijuana. At the July 17, 2014 closing date, OSF had no tangible assets, no employees, and no revenue producing operations. In October 2014, the Company terminated its involvement with OSF. The $660,000 estimated fair value of the 1,500,000 shares of Company common stock will be charged to “Stock-based costs relating to terminated acquisitions” in the statement of operations for the three months ended September 30, 2014.

On August 1, 2014, the Company issued 1,000,000 shares of its common stock to Ryan Hamouth, chief operating officer and director of the Company from July 17, 2014 to September 22, 2014 for services. The $440,000 estimated fair value of the 1,000,000 shares of Company common stock will be charged to “Stock-based compensation” in the statement of operations for the three months ended September 30, 2014.

On September 8, 2014, the Company issued a total of 138,800 shares of its common stock to 31 investors of a private placement completed in July 2014 for net proceeds of $62,400.

On October 30, 2014, the Company issued 225,000 shares of its common stock to Robert Shaw for consulting services. The $99,000 estimated fair value of the 225,000 shares of Company common stock will be charged to “Stock-based compensation” in the statement of operations for the three months ended December, 31, 2014.

On March 2, 2015, the Company issued 500,000 shares of its common stock to David Duroure, chief executive officer and director of the Company from November 13, 2014 to December 5, 2014, in connection with the November 13, 2014 acquisition of Strategic Plans Pharma LLC (“SPP”), an entity which planned to provide educational programs for military veterans. In December 2014, the Company terminated its involvement with SPP. The $220,000 estimated fair value of the 500,000 shares of Company common stock will be charged to “Stock-based costs relating to terminated acquisitions” in the statement of operations for the three months ended December 31, 2014.

On June 30, 2015, the Company issued 100,000 shares of its common stock to Bram Solloway for consulting services. The $44,000 estimated fair value of the 100,000 shares of Company common stock will be charged to “Stock-based compensation” in the statement of operations for the three months ended June 30, 2015.

On August 2, 2015, the 19,600,000 shares of Company common stock issued to Harpreet Sangha on November 19, 2013 (see Note 7) was returned to the Company transfer agent and cancelled due to the resignation of Harpreet Sangha as Chairman of the Board and as a director on May 4, 2014.

As of December 31, 2015, there was 25,486,602 shares of Company common stock issued and outstanding.

On January 4, 2016, the Company executed an Executive Agreement with Matt Rhoden (the “Executive”) and Rene Hamouth (the “Principal Shareholder”). The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the issuance to the Executive of the number of shares of Company common stock equal to the number held by the Principal Shareholder (17,339,889 shares). The agreement also provides for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management

Mr. Rene Hamouth is our Company’s Chairman and President and Mr. Matthew Rhoden is our Chief Executive Officer. All references herein to management of the Company is to Mr. Hamouth and Mr.Rhoden. Mr. Hamouth and Mr. Rhoden have agreed to allocate their time to the activities of the Company for which they will be compensated.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Rene Hamouth	65	Chairman of the Board, President, Secretary and a Director
Matthew Rhoden	25	Chief Executive Officer

Mr. Rene Hamouth is our Company’s Chairman and Matthew Rhoden is the Chief Executive Officer. All references herein to management of the Company is to Mr. Hamouth and Mr. Rhoden. They have agreed to allocate their time to the activities of the Company for which they will be compensated.

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

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•Compliance with applicable governmental laws, rules and regulations;

•The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•Accountability for adherence to the Code.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Evergreen-Agra Inc., at Unit 140, 4651 Shell Road, Richmond, British Columbia, V6X 3M3.

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers during our fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)
Harpreet Sangha CEO, President, Secretary (2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	$ 240,000	$ 240,000
	2013	Nil	Nil	Nil	Nil	Nil	Nil	$ 140,000	$ 140,000
Herminder Rai Chief Financial Officer (3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	$ 90,000	$ 90,000
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)Represents accrued fees.

(2)Mr. Sangha was our Chief Executive Officer from September 19, 2009 to September 1, 2013.

(3)Mr. Rai was our Chief Financial Officer from April 12, 2012 to September 21, 2013.

Outstanding Equity Awards as of December 31, 2013

There were no outstanding equity awards as of December 31, 2013 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

The following table provides information regarding compensation during our fiscal year ended December 31, 2013 earned by directors who were not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Craig Alford (2)	Nil	Nil	Nil	Nil	Nil	$116,832	$116,832

(1)Represents accrued fees.

(2)Mr. Alford was a director of the Company from October 14, 2011 to September 1, 2013

Employment Contracts

There are no employment contracts or related arrangements with our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 15, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Rene Hamouth	17,339,889 / Direct	40.49%
Common Stock	Matthew Rhoden	17,339,889 / Direct	40.49%

Common Stock	Directors and Officers as a Group	34679778	80.98%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE5

On October 7, 2013, the Company issued 40,000,000 shares (400,000 shares on a post-reverse split basis) of its common stock to Harpreet Sangha (chief executive officer at the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014) in satisfaction of $400,000 debt due him.

On November 19, 2013, pursuant to a Letter of Intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems (See Note 1 and Note 4).

On November 19, 2013, (See Note 1), the Company issued 19,600,000 post-split shares of its common stock to Harpreet Sangha for future services to be rendered to the Company. The Company valued the common stock at $0.05 per share and recognized stock-based compensation expense of $980,000.

On August 2, 2015, the 19,600,000 shares of the Company’s common stock issued to Harpreet Sangha on November 19, 2013 (See Note 7) were returned to the Company’s transfer agent and cancelled due to the resignation of Harpreet Sangha as Chairman of the Board and as a director on May 4, 2014.

On January 4, 2016, the Company executed an Executive Agreement with Matt Rhoden (the “Executive”) and Rene Hamouth (the Principal Shareholder”). The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the issuance to the Executive of the number of shares of the Company common stock equal to the number held by the Principal Shareholder (17,339,889). The agreement also provides for the Executive and Principal Shareholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement.

We do not consider any of our directors as being independent under item 407 (a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

		Year Ended		Year Ended
		December 31, 2013		December 31 , 2012
Audit Fees		$20,000		$15,600
Audit-Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$20,000		$15,600

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

10.2	Consulting Contract between the Company and Craig Alford, dated January 1, 2012 (7)
10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Incorporated by referencefrom our Form 10-K, filed with the SEC on April 16, 2012.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN-AGRA, INC.

By:	/s/ Rene Hamouth
Rene Hamouth
President, Chairman of the Board, Secretary and a director
Date: March 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Hamouth	Chairman of the Board,	March 22, 2016
Rene Hamouth	President, Secretary and a
director