Form 10-Q
period 2014-03-31
Evergreen-Agra, Inc.
filed 2016-04-22
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 42,826,491 shares of common stock outstanding as of April, 15, 2016.

Evergreen-Agra, Inc.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2014

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	our need for additional financing;
•	the competitive environment in which we operate;
•	our dependence on key personnel;
•	conflicts of interest of our directors and officers;
•	our ability to fully implement our business plan;
•	our ability to effectively manage our growth; and
•	other regulatory, legislative and judicial developments.

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2013, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$4
Prepaid expense	82	82
Total current assets	82	86

Equipment, less accumulated depreciation of $2,450 and $2,250, respectively	2,050	2,250

Total Assets	$2,132	$2,336

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$581,874	$588,797
Accounts payable - related parties	556,342	577,878
Total current liabilities and total liabilities	1,138,216	1,166,675

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value : 100,000,000 Common Shares Authorized; 41,622,802 and 41,422,802 Shares Issued and Outstanding, respectively	41,623	41,423
Additional paid-in capital	(97,996)	(185,796)
Accumulated deficit	(1,079,711)	(1,019,966)
Total stockholders' deficit	(1,136,084)	(1,164,339)

Total liabilities and stockholders' deficit	$2,132	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations
(Unaudited)

For the Three Months Ended March 31, 2014

Revenue	$-

Operating expenses:
Stock-based compensation	88,000
General and administrative	4
Depreciation of equipment	200
Foreign exchange loss (gain)	(28,459)
Total operating expenses	59,745

Net Loss	$(59,745)

Net loss per Common Share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - basic and diluted	41,509,467

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended March 31, 2014

Cash Flows from Operating Activities
Net (loss)	$(59,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	88,000
Depreciation	200
Decrease in accounts payable	(6,923)
Decrease in accounts payable - related parties	(21,536)
Net cash used in operating activities	(4)

Net cash used in investing activities	-

Net cash provided by financing activities	-

Net Increase (decrease) in Cash	(4)
Cash and cash equivalents at beginning of period	4
Cash and cash equivalents at end of period	$-

Supplemental Cash Flow Information:
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Period August 15, 2013 (Inception) to December 31, 2013
and For the Three Months Ended March 31, 2014

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Number of Shares	Amount	Paid in Capital	Deficit	Equity

Formation of Evergreen Systems by Rene Hamouth on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in connection with reverse acquisition of Evergreen Systems on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)

Shares issued to Harpreet Sangha on November 19, 2013 for future services to be rendered	19,600,000	19,600	960,400	-	980,000
					-
Shares issued to Richard Specht on November 19, 2013 for services rendered	1,000,000	1,000	49,000	-	50,000

Net loss for the period August 15, 2013 to December 31, 2013	-	-	-	(1,019,966)	(1,019,966)

Balance - December 31, 2013	41,422,802	41,423	(185,796)	(1,019,966)	(1,164,339)

Unaudited:
Shares issued to Facundo L Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Net loss for the three months ended March 31, 2014	-	-	-	(59,745)	(59,745)

Balance - March 31, 2014	41,622,802	$41,623	$(97,996)	$(1,079,711)	$(1,136,084)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2014

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Description of Business and History

Evergreen-Agra Inc. (hereinafter referred to as the "Company") was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010 the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. During the Company's quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems ("ES") Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition. At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered. ES became a wholly owned subsidiary of the Company.

The acquisition resulted in a change of control of the Company on November 19, 2013. The accompanying consolidated financial statements reflect the assets, liabilities and operations of Evergreen Systems from its inception on August 15, 2013 to November 19, 2013 and are consolidated with Evergreen-Agra, Inc. thereafter.

Reverse Stock Split

Effective October 23, 2013, the Company completed a 1 for 100 reverse stock split of its common stock resulting in the reduction of the issued and outstanding shares of common stock from 82,280,000 shares to 822,800 shares at October 23, 2013. The accompanying consolidated financial statements retroactively reflect this reverse stock split.

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2014, the Company had negative working capital of $1,138,134. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to March 31, 2014) and its wholly owned subsidiary ES (from inception on August 15, 2013 to March 31, 2014). All significant intercompany balances and transactions have been eliminated in consolidation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are expressed in U.S. dollars.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the unaudited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2013 and March 31, 2014.

Equipment

Equipment is stated at historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years.

Stock-Based Compensation

Stock-based compensation is accounted for at estimated fair value in accordance with Accounting Standards Codification 718, "Compensation – Stock Compensation."

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

Loss Per Common Share

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the periods presented, there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013 and March 31, 2014. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception -to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company was required to adopt this new standard on a retrospective basis for the year ended December 31, 2015 and interim periods therein; however, early application was permitted. The Company has elected to adopt the new reporting standard for financial statements filed commencing with Form 10-K for the year ended December 31, 2013. Other than simplifying the presentation of the Company's financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company's financial statements.

NOTE 4 – ACQUISITION OF EVERGREEN SYSTEMS

Effective November 19, 2013, the Company acquired 100% ownership of Evergreen Systems ("ES") in exchange for 20,000,000 newly issued shares of the Company's common stock (See Note 1). The transaction has been accounted for as a "reverse acquisition" in the accompanying consolidated financial statements, The financial position and results of operations of the Company prior to November 19, 2013 have been excluded from the accompanying consolidated financial statements.

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

The following pro forma information summarizes the results of operations for the period indicated as if the acquisition occurred on January 1, 2013. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on January 1, 2013, nor is it intended to project results of operations for any future period.

Three Months Ended March 31, 2013

Revenue	$-
Operating Expenses	123,715
Net Loss	$(123,715)

Net Loss per Common Share - basic and diluted	$(0.01)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	20,422,802

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at March 31, 2014 and December 31, 2013 consists of:

	March 31, 2014	December 31, 2013
	(Unaudited)
Former law firms	$502,502	$507,840
Former audit firms	7,625	7,625
Other service providers	71,747	73,332
Total	$581,874	$588,797

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at March 31, 2014 and December 31, 2013 consists of:

	March 31, 2014	December 31, 2013
	(Unaudited)

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$61,109	$63,218

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	69,472	72,143

Sam Sangha, brother of Harpreet Sangha	140,825	146,367

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	284,936	296,150
Total	$556,342	$577,878

The above accounts payable represent amounts recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 7. COMMON STOCK ISSUANCES

Issuance in 2013 Prior to Reverse Acquisition of Evergreen Systems Incorporated on November 19, 2013

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

Issuances in 2014

On February 21, 2014, the Company issued a total of 200,000 shares of its common stock (100,000 shares to Facundo L. Bacardi, director of the Company from December 13, 2013, and 100,000 shares to Adrian Towning, chief financial officer of the Company from September 21, 2013 to July 2, 2014) for services. The Company valued the common stock at $0.44 per share and recognized stock-based compensation expense of $88,000 in the three months ended March 31, 2014.

NOTE 8. INCOME TAXES

The Company generated a net loss for the period presented. Accordingly, no provision for income taxes has been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

Three Months Ened March 31,
2014
(Unaudited)

Corporate Federal income tax at 35%	$(20,911)
Non-deductible stock-based compensation	30,800
Non-taxable foreign exchange gain	(9,961)
Change in valuation allowance	72
Provision for Income Taxes	$-

At March 31, 2014, the Company has net operating loss carryforwards which expire from 2028 to 2034. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at March 31, 2014 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 9. SUBSEQUENT EVENTS

On July 31, 2014, the Company issued a total of 1,500,000 shares of its common stock (1,100,000 shares to Chadd McKeen, chief executive officer and director of the Company from July 17, 2014 to October 9, 2014; 100,000 shares to Alysha McKeen; 200,000 shares to Paolo Galido, chief information officer and director of the Company since July 17, 2014; and 100,000 shares to Todd Hazlewood, chief financial officer and director of the Company since July 17, 2014) in connection with the acquisition of OtherSideFarms ("OSF"), an entity engaged in the research of marijuana. At the July 17, 2014 closing date, OSF had no tangible assets, no employees, and no revenue producing operations. In October 2014, the Company terminated its involvement with OSF. The $660,000 estimated fair value of the 1,500,000 shares of Company common stock will be charged to "Stock-based costs relating to terminated acquisitions" in the statement of operations for the three months ended September 30, 2014.

On August 1, 2014, the Company issued 1,000,000 shares of its common stock to Ryan Hamouth, chief operating officer and director of the Company from July 17, 2014 to September 22, 2014 for services. The $440,000 estimated fair value of the 1,000,000 shares of Company common stock will be charged to "Stock-based compensation" in the statement of operations for the three months ended September 30, 2014.

On September 8, 2014, the Company issued a total of 138,800 shares of its common stock to 31 investors of a private placement completed in July 2014 for net proceeds of $62,400.

On October 30, 2014, the Company issued 225,000 shares of its common stock to Robert Shaw for consulting services. The $99,000 estimated fair value of the 225,000 shares of Company common stock will be charged to "Stock-based compensation" in the statement of operations for the three months ended December, 31, 2014.

On March 2, 2015, the Company issued 500,000 shares of its common stock to David Duroure, chief executive officer and director of the Company from November 13, 2014 to December 5, 2014, in connection with the November 13, 2014 acquisition of Strategic Plans Pharma LLC ("SPP"), an entity which planned to provide educational programs for military veterans. In December 2014, the Company terminated its involvement with SPP. The $220,000 estimated fair value of the 500,000 shares of Company common stock will be charged to "Stock-based costs relating to terminated acquisitions" in the statement of operations for the three months ended December 31, 2014.

On June 30, 2015, the Company issued 100,000 shares of its common stock to Bram Solloway for consulting services. The $44,000 estimated fair value of the 100,000 shares of Company common stock will be charged to "Stock-based compensation" in the statement of operations for the three months ended June 30, 2015.

On August 2, 2015, the 19,600,000 shares of Company common stock issued to Harpreet Sangha on November 19, 2013 (see Note 7) was returned to the Company transfer agent and cancelled due to the resignation of Harpreet Sangha as Chairman of the Board and as a director on May 4, 2014.

On January 4, 2016, the Company executed an Executive Agreement with Matt Rhoden (the "Executive") and Rene Hamouth (the "Principal Shareholder"). The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the issuance to the Executive of the number of shares of Company common stock equal to the number held by the Principal Shareholder (17,339,889 shares). The agreement also provides for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement.

As of March 31, 2016, there was 42,826,491 shares of Company common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in the Form 10-K annual report filed on March 22, 2016, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have yet to generate revenues to achieve profitability.

Plan of Operations

Evergreen-Agra Inc. (hereinafter referred to as the "Company") was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010 the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. During the Company's quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

At March 31, 2014, the Company had negative working capital of $1,138,134. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for our year ended December 31, 2013, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

On February 21, 2014, the Company issued a total of 200,000 shares of its common stock (100,000 shares to Facundo L. Bacardi, director of the Company from December 13, 2013, and 100,000 shares to Adrian Towning, chief financial officer of the Company from September 21, 2013 to July 2, 2014) for services. The Company valued the common stock at $0.44 per share and recognized stock-based compensation expense of $88,000 in the three months ended March 31, 2014.

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

Evergreen-Agra, Inc.

Date: April 21, 2016	By:	"Rene Hamouth"
Rene Hamouth
Chairman of the Board and a director

