Form 10-Q
period 2014-06-30
Evergreen-Agra, Inc.
filed 2016-04-27
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 42,826,491 shares of common stock outstanding as of April, 15, 2016

Evergreen-Agra, Inc.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2014

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$4
Prepaid expense	82	82
Total current assets	82	86

Equipment, less accumulated depreciation of $2,650 and $2,250, respectively	1,850	2,250

Total Assets	$1,932	$2,336

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$589,592	$588,797
Accounts payable - related parties	576,752	577,878
Total current liabilities and total liabilities	1,166,344	1,166,675

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value : 100,000,000 Common Shares Authorized; 41,622,802 and 41,422,802 Shares Issued and Outstanding, respectively	41,623	41,423
Additional paid-in capital	(97,996)	(185,796)
Accumulated deficit	(1,108,039)	(1,019,966)
Total stockholders' deficit	(1,164,412)	(1,164,339)

Total liabilities and stockholders' deficit	$1,932	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Revenue	$-	$-

Operating expenses:
Stock-based compensation	-	88,000
General and administrative	2,149	2,153
Depreciation of equipment	200	400
Foreign exchange loss (gain)	25,979	(2,480)
Total operating expenses	28,328	88,073

Net Loss	$(28,328)	$(88,073)

Net loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - basic and diluted	41,622,800	41,566,446

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

For the Six Months Ended June 30, 2014

Cash Flows from Operating Activities
Net (loss)	$(88,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	88,000
Depreciation	400
Increase in accounts payable	795
Decrease in accounts payable - related parties	(1,126)
Net cash used in operating activities	(4)

Net cash used in investing activities	-

Net cash provided by financing activities	-

Net Increase (Decrease) in Cash	(4)
Cash and cash equivalents at beginning of period	4
Cash and cash equivalents at end of period	$-

Supplemental Cash Flow Information:
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Period August 15, 2013 (Inception) to December 31, 2013
and For the Six Months Ended June 30, 2014

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Formation of Evergreen Systems by Rene Hamouth on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in connection with reverse acquisition of Evergreen Systems on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)

Shares issued to Harpreet Sangha on November 19, 2013 for future services to be rendered	19,600,000	19,600	960,400	-	980,000
					-
Shares issued to Richard Specht on November 19, 2013 for services rendered	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended December 31, 2013	-	-	-	(1,019,966)	(1,019,966)

Balance - December 31, 2013	41,422,802	41,423	(185,796)	(1,019,966)	(1,164,339)

Unaudited:
Shares issued to Facundo I. Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Net loss for the six months ended June 30, 2014	-	-	-	(88,073)	(88,073)

Balance - June 30, 2014	41,622,802	$41,623	$(97,996)	$(1,108,039)	$(1,164,412)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.
(Formerly Sharprock Resources Inc.)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2014
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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2014, the Company had negative working capital of $1,166,262. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to June 30, 2014) and its wholly owned subsidiary ES (from inception on August 15, 2013 to June 30, 2014). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2013 and June 30, 2014.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013 and June 30, 2014. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred on January 1, 2013. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on January 1, 2013, nor is it intended to project results of operations for any future period.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Revenue	$-	$-
Operating Expenses	110,335	234,050
Net Loss	$(110,335)	$(234,050)

Net Loss per Common Share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - basic and diluted	20,422,800	20,422,800

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at June 30, 2014 and December 31, 2013 consists of:

	June 30, 2014	December 31, 2013
	(Unaudited)

Former law firms	$507,390	$507,840
Former audit firms	7,625	7,625
Other service providers	74,577	73,332
Total	$589,592	$588,797

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at June 30, 2014 and December 31, 2013 consists of:

	June 30, 2014	December 31, 2013
	(Unaudited)
Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$63,040	$63,218

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	71,918	72,143

Sam Sangha, brother of Harpreet Sangha	145,900	146,367

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	689	-

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	295,205	296,150
Total	$576,752	$577,878

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

NOTE 7. COMMON STOCK ISSUANCES

Issuance in 2013 Prior to Reverse Acquisition of Evergreen Systems Incorporated on November 19, 2013

On October 7, 2013, the Company issued 400,000 shares of its common stock to Harpreet Sangha (chief executive officer at the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014) in satisfaction of $400,000 debt due him.

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

Issuances in 2014

On February 21, 2014, the Company issued a total of 200,000 shares of its common stock (100,000 shares to Facundo I. Bacardi, director of the Company from December 13, 2013, and 100,000 shares to Adrian Towning, chief financial officer of the Company from September 21, 2013 to July 2, 2014) for services. The Company valued the common stock at $0.44 per share and recognized stock-based compensation expense of $88,000 in the three months ended March 31, 2014.

NOTE 8. INCOME TAXES

The Company has generated net losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)

Corporate Federal income tax at 35%	$(9,915)	$(30,826)
Non-deductible stock-based compensation	-	30,800
Non-deductible (non-taxable) foreign exchange (gain) loss	9,093	(868)
Change in valuation allowance	822	894
Provision for Income Taxes	$-	$-

At June 30, 2014, the Company has net operating loss carryforwards which expire from 2028 to 2034. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at June 30, 2014 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

At June 30, 2014, the Company had negative working capital of $1,166,262. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of June 30, 2014. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for our year ended December 31, 2013, which deficiencies have not been remedied.

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

Evergreen-Agra, Inc.

Date: April 27, 2016	By:	"Rene Hamouth"
Rene Hamouth
Chairman of the Board and a director

