Form 10-Q
period 2014-09-30
Evergreen-Agra, Inc.
filed 2016-05-02
CIK 1438673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had 42,826,491 shares of common stock outstanding as of April 15, 2016

Evergreen-Agra, Inc.
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2014

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$4
Prepaid expense	82	82
Total current assets	82	86

Equipment, less accumulated depreciation of $2,850 and $2,250, respectively	1,650	2,250

Total Assets	$1,732	$2,336

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$580,457	$588,797
Accounts payable - related parties	549,473	577,878
Total current liabilities and total liabilities	1,129,930	1,166,675

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value:
100,000,000 Common Shares Authorized;
44,261,602 and 41,422,802 Shares Issued and
Outstanding, respectively	44,262	41,423
Additional paid-in capital	1,061,765	(185,796)
Accumulated deficit	(2,234,225)	(1,019,966)
Total stockholders' deficit	(1,128,198)	(1,164,339)

Total liabilities and stockholders' deficit	$1,732	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Revenue	$-	$-

Operating expenses:
Stock-based compensation	440,000	528,000
General and administrative	62,050	64,203
Depreciation of equipment	200	600
Foreign exchange loss (gain)	(36,064)	(38,544)

Total operating expenses	466,186	554,259

Loss from operations	(466,186)	(554,259)

Stock-based costs relating to terminated acquisition of OtherSideFarms	(660,000)	(660,000)

Net Loss	$(1,126,186)	$(1,214,259)

Net loss per Common Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	43,378,183	42,176,995

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

For the Nine Months Ended September 30, 2014

Cash Flows from Operating Activities
Net (loss)	$(1,214,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	528,000
Stock-based costs relating to terminated acquisition	660,000
Depreciation	600
Decrease in accounts payable	(8,340)
Decrease in accounts payable - related parties	(28,405)
Net cash used in operating activities	(62,404)

Net cash used in investing activities	-

Net cash provided by financing activities
Net proceeds from sale of shares of common stock to investors	62,400

Net Increase (Decrease) in Cash	(4)
Cash and cash equivalents at beginning of period	4
Cash and cash equivalents at end of period	$-

Supplemental Cash Flow Information:
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Period August 15, 2013 (Inception) to December 31, 2013
and For the Nine Months Ended September 30, 2014

	Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Deficit Equity

Formation of Evergreen Systems by Rene Hamouth
on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in
connection with reverse acquisition of Evergreen Systems
on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)

Shares issued to Harpreet Sangha on November 19, 2013
for future services to be rendered	19,600,000	19,600	960,400	-	980,000

Shares issued to Richard Specht on November 19, 2013					-
for services rendered	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended December 31, 2013	-	-	-	(1,019,966)	(1,019,966)

Balance - December 31, 2013	41,422,802	41,423	(185,796)	(1,019,966)	(1,164,339)

Unaudited:
Shares issued to Facundo I. Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Shares issued to 31 investors for cash	138,800	139	62,261	-	62,400
Shares issued relating to terminated acquisition of OtherSideFarms	1,500,000	1,500	658,500	-	660,000
Shares issued to Ryan Hamouth for services	1,000,000	1,000	439,000	-	440,000

Net loss for the nine months ended September 30, 2014	-	-	-	(1,214,259)	(1,214,259)

Balance - September 30, 2014	44,261,602	$44,262	$1,061,765	$(2,234,225)	$(1,128,198)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2014

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2014, the Company had negative working capital of $1,129,848. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to September 30, 2014) and its wholly owned subsidiary ES (from inception on August 15, 2013 to September 30, 2014). All significant intercompany balances and transactions have been eliminated in consolidation

Basis of Presentation

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2013 and September 30, 2014.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013 and September 30, 2014. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception -to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company was required to adopt this new standard on a retrospective basis for the year ended December 31, 2015 and interim periods therein; however, early application was permitted. The Company has elected to adopt the new reporting standard for financial statements filed commencing with the Form 10-K for the year ended December 31, 2013. Other than simplifying the presentation of the Company's financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company's financial statements.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Revenue	$-	$-
Operating Expenses	79,435	313,487
Net Loss	$(79,435)	$(313,487)

Net Loss per Common Share - basic and diluted	$(0.00)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	20,422,800	20,422,800

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable at September 30, 2014 and December 31, 2013 consists of:

	September 30, 2014	December 31, 2013
	(Unaudited)

Former law firms	$500,637	$507,840
Former audit firms	7,625	7,625
Other service providers	72,195	73,332
Total	$580,457	$588,797

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6 – ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at September 30, 2014 and December 31, 2013 consists of:

	September 30, 2014	December 31, 2013
	(Unaudited)

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$60,372	$63,218

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	68,538	72,143

Sam Sangha, brother of Harpreet Sangha	138,889	146,367

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	656	-

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	281,018	296,150

Total	$549,473	$577,878

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 7 – COMMON STOCK ISSUANCES

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

On July 31, 2014, the Company issued a total of 1,500,000 shares of its common stock (1,100,000 shares to Chadd McKeen, chief executive officer and director of the Company from July 17, 2014 to October 9, 2014; 100,000 shares to Alysha McKeen; 200,000 shares to Paolo Galido, chief information officer and director of the Company since July 17, 2014; and 100,000 shares to Todd Hazlewood, chief financial officer and director of the Company since July 17, 2014) in connection with the acquisition of OtherSideFarms ("OSF"), an entity engaged in the research of marijuana. At the July 17, 2014 closing date, OSF had no tangible assets, no employees, and no revenue producing operations. In October 2014, the Company terminated its involvement with OSF. The $660,000 estimated fair value of the 1,500,000 shares of Company common stock has been charged to "Stock-based costs relating to terminated acquisition" in the statement of operations for the three months ended September 30, 2014.

On August 1, 2014, the Company issued 1,000,000 shares of its common stock to Ryan Hamouth, chief operating officer and director of the Company from July 17, 2014 to September 22, 2014, for services. The $440,000 estimated fair value of the 1,000,000 shares of Company common stock has been charged to "Stock-based compensation" in the statement of operations for the three months ended September 30, 2014.

On September 8, 2014, the Company issued a total of 138,800 shares of its common stock to 31 investors of a private placement completed in July 2014 for net proceeds of $62,400.

NOTE 8 – INCOME TAXES

The Company has generated net losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(Unaudited)	(Unaudited)

Corporate Federal income tax at 35%	$(394,165)	$(424,991)
Non-deductible stock-based compensation	154,000	184,800
Non-deductible stock-based costs related to terminated acquisition	231,000	231,000
Non-deductible (non-taxable) foreign exchange (gain) loss	(12,622)	(13,490)
Change in valuation allowance	21,787	22,681
Provision for Income Taxes	$-	$-

At September 30, 2014, the Company has net operating loss carryforwards which expire from 2028 to 2034. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at September 30, 2014 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

At September 30, 2014, the Company had negative working capital of $1,129,848. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

On September 8, 2014, the Company issued a total of 138,800 shares of its common stock to 31 investors of a private placement completed in July 2014 for net proceeds of $62,400. The proceeds were used for business operating of the Company.

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

Item 4. Controls and Procedures

The current management of the Company is as follows:

Matthew Rhoden
Chief Executive Officer

Randy Rhoden
Chief Operating Officer

Rene Hamouth
Chairman of the Board / President / Director

Todd Hazlewood
Chief Financial Officer / Director

Facundo I Bacardi
Senior Advisor / Director

Pol Galido
Chief Information Officer / Director

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of September 30, 2014. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10K for our year ended December 31, 2013, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2014, the Company issued a total of 138,800 shares of its common stock to 31 investors of a private placement completed in July 2014 for net proceeds of $62,400. The proceeds were used for business operating of the Company.

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

Evergreen-Agra, Inc.

Date: April 29, 2016	By	"Matthew Rhoden"
Matthew Rhoden
Chief Executive Officer

Date: April 29, 2016	By	"Rene Hamouth"
Rene Hamouth
Chairman of the Board and a director

