Form 10-K
period 2014-12-31
Evergreen-Agra, Inc.
filed 2016-05-06
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the price at which such stock was last sold on the OTC Markets ($4.00) on that date, was approximately $1,691,000.

The registrant had 42,622,802 shares of common stock outstanding as of March 31, 2016.

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

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems ("ES"). Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition. At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered. ES became a wholly owned subsidiary of the Company.

The acquisition resulted in a change of control of the Company on November 19, 2013. The accompanying consolidated financial statements reflect the assets, liabilities and operations of Evergreen Systems from its inception on August 15, 2013 to November 19, 2013 and are consolidated with Evergreen-Agra, Inc. thereafter.

Search for Business Opportunities

The Company's search will be directed toward medical marijuana assets and small and medium-sized enterprises in that industry which have a desire to become reporting corporations and which are able to provide audited financial statements. While the Company is focused on the medical marijuana industry, the Company does not propose to restrict its search for investment opportunities to any particular geographical area or solely to that industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company's management and directors, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

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

Our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

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

Environmental

Although we currently contract with providers, who are responsible for compliance with environmental laws, our operations may be subject to various Federal, State, and Local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The responsible party could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our independent medical providers' environmental practices, including waste handling and disposal practices, will be in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.

Competition

There are a number of companies who are involved in the cultivation and distribution of medical marijuana, but the interest in developing products for the veterinary healthcare market is extremely limited. We anticipate that new companies enter the industry will increase in competition resulted from the new laws adopted by the States of Colorado and Washington permitting the sale of marijuana for recreational use.

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We do not maintain key-man life insurance on any of our officers. A loss of any of them could adversely affect our business.

We have requirements for and there is an uncertainty of access to additional capital.

At December 31, 2014, the Company had negative working capital of $1,106,946. Further, the Company has had no revenues from inception on August 15, 2013. Ultimately, our ability to continue our business activities depends in part on our ability to commence operations to generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock is subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Markets, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our principal executive office is located at 19800 MACARTHUR SUITE 300 IRVINE CA 92612.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Markets since December 26, 2008. From December 26, 2008 to June 17, 2009 shares of our common stock were quoted under the symbol "AFCP", from June 18, 2009 to January 13, 2010 under the symbol "BCKR", from January 14, 2010 to July 19, 2011 under the symbol "ARGC", from July 20, 2011 to October 23, 2013 shares quoted under the symbol "SHRK", currently, the Company's shares have been quoted under the symbol "EGRN". The range of high and low closing trading price information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect the reverse stock split of 1:100 completed October 23rd 2013.

2014	High	Low
4th Quarter	$4.10	$4.00
3rd Quarter	$4.00	$4.00
2nd Quarter	$4.00	$4.00
1st Quarter	$4.00	$4.00
2013
4th Quarter	$4.00	$2.00
3rd Quarter	$2.50	$2.00
2nd Quarter	$4.00	$2.50
1st Quarter	$16.00	$0.70

Shareholders

As of December 31, 2014, we had 44,986,602 shares of common stock issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2014.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2014, the Company had negative working capital of $1,106,946. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Evergreen-Agra, Inc.

I have audited the accompanying consolidated balance sheets of Evergreen-Agra, Inc. (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2014 and for the period August 15, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company's Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evergreen-Agra, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the year ended December 31, 2014 and for the period August 15, 2013 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

May 4, 2016

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets
As of December 31,

	2014	2013

Assets

Current assets:
Cash and cash equivalents	$-	$4
Prepaid expense	82	82
Total current assets	82	86

Equipment, less accumulated depreciation of $3,050 and $2,250, respectively	1,450	2,250

Total Assets	$1,532	$2,336

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$574,879	$588,797
Accounts payable - related parties	532,149	577,878
Total current liabilities and total liabilities	1,107,028	1,166,675

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value: 100,000,000 Common Shares Authorized; 44,986,602 and 41,422,802 Shares Issued and Outstanding, respectively	44,987	41,423
Additional paid-in capital	1,380,040	(185,796)
Accumulated deficit	(2,530,523)	(1,019,966)
Total stockholders' deficit	(1,105,496)	(1,164,339)

Total liabilities and stockholders' deficit	$1,532	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations

	For the Year Ended December 31, 2014	For the Period August 15, 2013 (Inception) to December 31, 2013

Revenue	$-	$-

Operating expenses:
Stock-based compensation	627,000	1,030,000
General and administrative	64,803	1,000
Depreciation of equipment	200	216
Foreign exchange loss (gain)	(61,446)	(11,250)
Total operating expenses	630,557	1,019,966

Loss from operations	(630,557)	(1,019,966)

Stock-based costs relating to terminated acquisitions of OtherSideFarms and Strategic Plans Pharma LLC	(880,000)	-

Net Loss	$(1,510,557)	$(1,019,966)

Net loss per Common Share - Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Outstanding - basic and diluted	42,741,265	26,627,198

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2014	For the Period August 15, 2013 (Inception) to December 31, 2013

Cash Flows from Operating Activities
Net (loss)	$(1,510,557)	$(1,019,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	627,000	1,030,000
Stock-based costs relating to terminated acquisitions	880,000	-
Depreciation	800	216
Decrease in accounts payable	(13,918)	(2,055)
Decrease in accounts payable - related parties	(45,729)	(9,195)
Net cash used in operating activities	(62,404)	(1,000)

Net cash used in investing activities
Cash received from reverse acquisition of Evergreen Systems	-	4

Net cash provided by financing activities
Cash received from Rene Hamouth in connection with formation of Evergreen Systems		1,000
Net proceeds from sale of shares of common stock to investors	62,400	-
Net cash provided by financing activities	62,400	1,000

Net Increase (Decrease) in Cash	(4)	4
Cash and cash equivalents at beginning of period	4	-
Cash and cash equivalents at end of period	$-	$4

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Period August 15, 2013 (Inception) to December 31, 2013 and For the Year Ended December 31, 2014

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders 'Equity

Formation of Evergreen Systems by Rene Hamouth on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in connection with reverse acquisition of Evergreen Systems on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)

Shares issued to Harpreet Sangha on November 19, 2013 for future services to be rendered	19,600,000	19,600	960,400	-	980,000

					-
Shares issued to Richard Specht on November 19, 2013 for services rendered	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended December 31, 2013	-	-	-	(1,019,966)	(1,019,966)

Balance - December 31, 2013	41,422,802	41,423	(185,796)	(1,019,966)	(1,164,339)

Shares issued to Facundo L Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Shares issued to 31 investors for cash	138,800	139	62,261	-	62,400
Shares issued relating to terminated acquisition of OtherSideFarms	1,500,000	1,500	658,500	-	660,000
Shares issued to Ryan Hamouth for services	1,000,000	1,000	439,000	-	440,000
Shares issued to Robert Shaw for services	225,000	225	98,775	-	99,000
Shares issued relating to terminated acquisition of Strategic Plans Pharma LLC	500,000	500	219,500	-	220,000
Net loss for the year ended December 31, 2014	-	-	-	(1,510,557)	(1,510,557)

Balance - December 31, 2014	44,986,602	$44,987	$1,380,040	$(2,530,523)	$(1,105,496)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Period August 15, 2013 (Inception) to December 31, 2013 and

For the Year Ended December 31, 2014

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

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems ("ES"). Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition.  At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered. ES became a wholly owned subsidiary of the Company.

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2014, the Company had negative working capital of $1,106,946. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to December 31, 2014) and its wholly owned subsidiary ES (from inception on August 15, 2013 to December 31, 2014). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2014 and December 31, 2013. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 4. REVERSE ACQUISITION OF EVERGREEN SYSTEMS INCORPORATED

Effective November 19, 2013, the Company acquired 100% ownership of Evergreen Systems ("ES") in exchange for 20,000,000 newly issued shares of the Company's common stock (See Note 1). The transaction has been accounted for as a "reverse acquisition" in the accompanying consolidated financial statements. The financial position and results of operations of the Company prior to November 19, 2013 have been excluded from the accompanying consolidated financial statements.

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

Year Ended December 31, 2013

Revenue	$-
Operating Expenses	1,339,174
Net Loss	$(1,339,174)

Net Loss per Common Share - basic and diluted	$(0.06)

Weighted Average Number of Common Shares Outstanding - basic and diluted	22,942,800

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at December 31, 2014 and December 31, 2013 consists of:

	2014	2013
Former law firms	$496,348	$507,840
Former audit firms	7,625	7,625
Other service providers	70,906	73,332
Total	$574,879	$588,797

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at December 31, 2014 and December 31, 2013 consists of:

	2014	2013

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$58,678	$63,218

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	66,392	72,143

Sam Sangha, brother of Harpreet Sangha	134,436	146,367

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	635	-

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	272,008	296,150
Total	$532,149	$577,878

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

On July 31, 2014, the Company issued a total of 1,500,000 shares of its common stock (1,100,000 shares to Chadd McKeen, chief executive officer and director of the Company from July 17, 2014 to October 9, 2014; 100,000 shares to Alysha McKeen; 200,000 shares to Paolo Galido, chief information officer and director of the Company since July 17, 2014; and 100,000 shares to Todd Hazlewood, chief financial officer and director of the Company since July 17, 2014) in connection with the acquisition of OtherSideFarms ("OSF"), an entity engaged in the research of marijuana. At the July 17, 2014 closing date, OSF had no tangible assets, no employees, and no revenue producing operations. In October 2014, the Company terminated its involvement with OSF. The $660,000 estimated fair value of the 1,500,000 shares of Company common stock has been charged to "Stock-based costs relating to terminated acquisitions" in the statement of operations for the three months ended September 30, 2014.

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

On October 30, 2014, the Company issued 225,000 shares of its common stock to Robert Shaw for consulting services. The $99,000 estimated fair value of the 225,000 shares of Company common stock has been charged to "Stock-based compensation" in the statement of operations for the three months ended December, 31, 2014.

On March 2, 2015, the Company issued 500,000 shares of its common stock to David Duroure, chief executive officer and director of the Company from November 13, 2014 to December 5, 2014, in connection with the November 13, 2014 acquisition of Strategic Plans Pharma LLC ("SPP"), an entity which planned to provide educational programs for military veterans. In December 2014, the Company terminated its involvement with SPP. The $220,000 estimated fair value of the 500,000 shares of Company common stock has been charged to "Stock-based costs relating to terminated acquisitions" in the statement of operations for the three months ended December 31, 2014.

NOTE 8. INCOME TAXES

The Company has generated net losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Year Ended December 31,	Period August 15, 2013 (Inception) to December 31,
	2014	2013

Corporate Federal income tax at 35%	$(528,694)	$(356,988)
Non-deductible stock-based compensation	219,450	360,500
Non-deductible stock-based costs related to terminated acquisitions	308,000	-
Non-deductible (non-taxable) foreign exchange (gain) loss	(21,506)	(3,938)
Change in valuation allowance	22,750	426
Provision for Income Taxes	$-	$-

At December 31, 2014, the Company has net operating loss carryforwards which expire from 2028 to 2034. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at December 31, 2014 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management

Mr. Rene Hamouth is our Company's Chairman and President and Mr. Matthew Rhoden is our Chief Executive Officer. All references herein to management of the Company is to Mr. Hamouth and Mr.Rhoden. Mr. Hamouth and Mr. Rhoden have agreed to allocate their time to the activities of the Company for which they will be compensated.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures once we have the financial resources to do so:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Rene Hamouth	66	Chairman of the Board, President, Secretary and a Director
Matthew Rhoden	26	Chief Executive Officer
Randy Rhoden	61	Chief Operating Officer
Todd Hazlewood	40	Chief Financial Officer and a Director
Facundo I. Bacardi	71	Senior Advisor and a Director
Pol Galido	39	Chief Information Officer and a Director

Mr. Rene Hamouth is our Company's Chairman and Matthew Rhoden is the Chief Executive Officer. All references herein to management of the Company is to Mr. Hamouth and Mr. Rhoden. They have agreed to allocate their time to the activities of the Company for which they will be compensated.

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

Family Relationships

Randy Rhoden is the father of Matthew Rhoden.

There are currently no family relationships between any other of the members of our board of directors or our executive officers.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors during the fiscal year ended December 31, 2014.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
•	Accountability for adherence to the Code.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Evergreen-Agra Inc., at Unit 140, 4651 Shell Road, Richmond, British Columbia, V6X 3M3.

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers during our fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha (1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	$140,000	$140,000

Herminder Rai (2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rene Hamouth CEO (3)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Matthew Rhoden	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer (4)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_______________

(1)	Mr. Harpreet Sangha, chief executive officer of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014
(2)	Mr. Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014
(3)

Mr. Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014

(4)	Mr. Matthew Rhoden, Chief Executive Officer of the Company from January 4, 2016

Outstanding Equity Awards as of December 31, 2014

There were no outstanding equity awards as of December 31, 2014 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

The following table provides information regarding compensation during our fiscal year ended December 31, 2014 earned by directors who are not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the "Summary Compensation" Table above.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Facundo I Bacardi (1)	Nil	$44,000	Nil	Nil	Nil	Nil	$44,000

______________

(1)	Mr. Bacardi was appointed as a director of the Company on December 13, 2013.

Employment Contracts

There are no employment contracts or related arrangements with our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Rene Hamouth	17,339,889 / Direct	40.49%
Common Stock	Matthew Rhoden	17,339,889 / Direct	40.49%
Common Stock	Todd Hazlewood	100,000	0.23%
Common Stock	Facundo I. Bacardi	100,000	0.23%
Common Stock	Pol Galido	200,000	0.47%
Common Stock	Directors and Officers as a Group	35,079,778	81.91%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 7, 2013, the Company issued 400,000 shares of its common stock to Harpreet Sangha (chief executive officer at the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014) in satisfaction of $400,000 debt due him.

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split share of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems.

On November 19, 2013, the Company issued 19,600,000 post-split shares of its common stock to Harpreet Sangha for future services to be rendered to the Company. The Company valued the common stock at $0.05 per share and recognized stock-based compensation expense of $980,000.

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

On July 31, 2014, the Company issued a total of 1,500,000 shares of its common stock (1,100,000 shares to Chadd McKeen, chief executive officer and director of the Company from July 17, 2014 to October 9, 2014; 100,000 shares to Alysha McKeen; 200,000 shares to Paolo Galido, chief information officer and director of the Company since July 17, 2014; and 100,000 shares to Todd Hazlewood, chief financial officer and director of the Company since July 17, 2014) in connection with the acquisition of OtherSideFarms ("OSF"), an entity engaged in the research of marijuana. At the July 17, 2014 closing date, OSF had no tangible assets, no employees, and no revenue producing operations. In October 2014, the Company terminated its involvement with OSF. The $660,000 estimated fair value of the 1,500,000 shares of Company common stock has been charged to "Stock-based costs relating to terminated acquisitions" in the statement of operations for the three months ended September 30, 2014.

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

On March 2, 2015, the Company issued 500,000 shares of its common stock to David Duroure, chief executive officer and director of the Company from November 13, 2014 to December 5, 2014, in connection with the November 13, 2014 acquisition of Strategic Plans Pharma LLC ("SPP"), an entity which planned to provide educational programs for military veterans. In December 2014, the Company terminated its involvement with SPP. The $220,000 estimated fair value of the 500,000 shares of Company common stock has been charged to "Stock-based costs relating to terminated acquisitions" in the statement of operations for the three months ended December 31, 2014.

On August 2, 2015, the 19,600,000 shares of the Company's common stock issued to Harpreet Sangha on November 19, 2013 were returned to the Company's transfer agent and cancelled due to the resignation of Harpreet Sangha as Chairman of the Board and as a director on May 4, 2014.

On January 4, 2016, the Company executed an Executive Agreement with Matt Rhoden (the "Executive") and Rene Hamouth (the Principal Shareholder"). The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the issuance to the Executive of the number of shares of the Company common stock equal to the number held by the Principal Shareholder (17,339,889). The agreement also provides for the Executive and Principal Shareholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement.

We do not consider any of our directors as being independent under item 407 (a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
Audit Fees		$24,000		$20,000
Audit-Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$24,000		$20,000

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

10.2	Consulting Contract between the Company and Craig Alford, dated January 1, 2012 (7)

10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Incorporating by reference from our form 10-K, filed with the SEC on April 16, 2012.
(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN-AGRA, INC.

Date: May 4, 2016	By:	/s/ Rene Hamouth
Rene Hamouth
President, Chairman of the Board, Secretary and a director

Date: May 4, 2016	By:	/s/ Matthew Rhoden
Matthew Rhoden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Hamouth	Chairman of the Board,	May 4, 2016
Rene Hamouth	President, Secretary and a director

/s/ Matthew Rhoden
Matthew Rhoden	Chief Executive Officer	May 4, 2016

