Form 10-Q
period 2015-03-31
Evergreen-Agra, Inc.
filed 2016-06-01
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 42,826,491 shares of common stock outstanding as of April 15, 2016.

Evergreen-Agra, Inc.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2015

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $3,250 and $3,050, respectively	1,250	1,450

Total Assets	$1,332	$1,532

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$560,483	$574,879
Accounts payable - related parties	485,194	532,149
Total current liabilities and total liabilities	1,045,677	1,107,028

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value : 100,000,000 Common Shares Authorized; 44,986,602 and 44,986,602 Shares Issued and Outstanding, respectively	44,987	44,987
Additional paid-in capital	1,380,040	1,380,040
Accumulated deficit	(2,469,372)	(2,530,523)
Total stockholders' deficit	(1,044,345)	(1,105,496)

Total liabilities and stockholders' deficit	$1,332	$1,532

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses:
Stock-based compensation	-	88,000
General and administrative	3,085	4
Depreciation of equipment	200	200
Foreign exchange (gain)	(64,436)	(28,459)
Total operating expenses	(61,151)	59,745

Net Income (Loss)	$61,151	$(59,745)

Net income (loss) per Common Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding - basic and diluted	44,986,602	41,509,467

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$61,151	$(59,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	88,000
Depreciation	200	200
Increase (decrease) in accounts payable	(14,396)	(6,923)
Decrease in accounts payable - related parties	(46,955)	(21,536)
Net cash used in operating activities	-	(4)

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	(4)
Cash and cash equivalents at beginning of period	-	4
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Period August 15, 2013 (Inception) to December 31, 2013, For the Year Ended December 31, 2014
And for the Three Months Ended March 31, 2015 (Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid in Capital	Deficit	Equity

Formation of Evergreen Systems by Rene Hamouth on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in connection with reverse acquisition of Evergreen Systems on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)
Shares issued to Harpreet Sangha on November 19, 2013 for future services to be rendered	19,600,000	19,600	960,400	-	980,000
Shares issued to Richard Specht on November 19, 2013 for services rendered	1,000,000	1,000	49,000	-	50,000
Net loss for the year ended December 31, 2013	-	-	-	(1,019,966)	(1,019,966)
Balance - December 31, 2013	41,422,802	41,423	(185,796)	(1,019,966)	(1,164,339)
Shares issued to Facundo L Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Shares issued to 31 investors for cash	138,800	139	62,261	-	62,400
Shares issued relating to terminated acquisition of OtherSideFarms	1,500,000	1,500	658,500	-	660,000
Shares issued to Ryan Hamouth for services	1,000,000	1,000	439,000	-	440,000
Shares issued to Robert Shaw for services	225,000	225	98,775	-	99,000
Shares issued relating to terminated acquisition of Strategic Plans Pharma LLC	500,000	500	219,500	-	220,000
Net loss for the year ended December 31, 2014	-	-	-	(1,510,557)	(1,510,557)
Balance - December 31, 2014	44,986,602	44,987	1,380,040	(2,530,523)	(1,105,496)

Net income for the three months ended March 31, 2015 (unaudited)				61,151	61,151

Balance - March 31, 2015 (Unaudited)	44,986,602	$44,987	$1,380,040	$(2,469,372)	$(1,044,345)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2015

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2015, the Company had negative working capital of $1,045,595. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to March 31, 2015) and its wholly owned subsidiary ES (from inception on August 15, 2013 to March 31, 2015). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2015 and December 31, 2014. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at March 31, 2015 and December 31, 2014 consists of:

	March 31, 2015	December 31, 2014

Former law firms	$484,282	$496,348
Former audit firms	7,625	7,625
Other service providers	68,576	70,906
Total	$560,483	$574,879

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at March 31, 2015 and December 31, 2014 consists of:

	March 31, 2015	December 31, 2014

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$53,912	$58,678

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	60,353	66,392

Sam Sangha, brother of Harpreet Sangha	121,908	134,436

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	2,361	635

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	246,660	272,008

Total	$485,194	$532,149

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

NOTE 8. INCOME TAXES

The Company has generated net losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended March 31,
	2015	2014

Corporate Federal income tax at 35%	$21,403	$(20,911)
Non-deductible stock-based compensation	-	30,800
Non-deductible (non-taxable) foreign exchange (gain) loss	(22,553)	(9,961)
Change in valuation allowance	1,150	72
Provision for Income Taxes	$-	$-

At March 31, 2015, the Company has net operating loss carryforwards which expire from 2028 to 2035. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at March 31, 2015 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in the Form 10-K for the year ended December 31, 2014, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have yet to generate revenues to achieve profitability.

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

At March 31, 2015, the Company had negative working capital of $1,045,595. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

On September 8, 2014, the Company issued a total of 138,800 shares of its common stock to 31 investors of a private placement completed in July 2014 for net proceeds of $62,400. The proceeds were used for business operations of the Company.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of March 31, 2015. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for our year ended December 31, 2014, which deficiencies have not been remedied.

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

Item 4. Mine Safety Disclosures

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

Evergreen-Agra, Inc.

Date: May 31, 2016	By:	/s/ Rene Hamouth
Rene Hamouth
Chairman of the Board and a director

