Form 10-Q
period 2015-06-30
Evergreen-Agra, Inc.
filed 2016-06-02
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 42,826,491 shares of common stock outstanding as of June 2, 2016.

Evergreen-Agra, Inc.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2015

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2014, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $3,450 and $3,050, respectively	1,050	1,450

Total Assets	$1,132	$1,532

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$564,422	$574,879
Accounts payable - related parties	509,176	532,149
Total current liabilities and total liabilities	1,073,598	1,107,028

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value: 100,000,000 Common Shares Authorized; 45,086,602 and 44,986,602 Shares Issued and Outstanding, respectively	45,087	44,987
Additional paid-in capital	1,423,940	1,380,040
Accumulated deficit	(2,541,493)	(2,530,523)
Total stockholders' deficit	(1,072,466)	(1,105,496)

Total liabilities and stockholders' deficit	$1,132	$1,532

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Statements of Operations

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses:
Stock-based compensation	44,000	-	44,000	88,000
General and administrative	8,168	2,149	11,253	2,153
Depreciation of equipment	200	200	400	400
Foreign exchange loss (gain)	19,753	25,979	(44,683)	(2,480)
Total operating expenses	72,121	28,328	10,970	88,073

Net Income (Loss)	$(72,121)	$(28,328)	$(10,970)	$(88,073)

Net loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - basic and diluted	44,987,699	41,622,800	44,987,149	41,566,446

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(10,970)	$(88,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	44,000	88,000
Depreciation	400	400
Increase (decrease) in accounts payable	(10,457)	795
Decrease in accounts payable - related parties	(22,973)	(1,126)
Net cash used in operating activities	-	(4)

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	(4)
Cash and cash equivalents at beginning of period	-	4
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Statements of Stockholders' Equity

For the Period August 15, 2013 (Inception) to December 31, 2013, For the Year Ended December 31, 2014

And for the Six Months Ended June 30, 2015 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Formation of Evergreen Systems by Rene Hamouth on August 15, 2013	20,000,000	$20,000	$(19,000)	$-	$1,000

Shares retained by stockholders of Evergreen-Agra, Inc. in connection with reverse acquisition of Evergreen Systems on November 19, 2013	822,802	823	(1,176,196)	-	(1,175,373)
Shares issued to Harpreet Sangha on November 19, 2013 for future services to be rendered	19,600,000	19,600	960,400	-	980,000
Shares issued to Richard Specht on November 19, 2013 for services rendered	1,000,000	1,000	49,000	-	50,000
Net loss for the year ended December 31, 2013	-	-	-	(1,019,966)	(1,019,966)
Balance - December 31, 2013	41,422,802	41,423	(185,796)	(1,019,966)	(1,164,339)
Shares issued to Facundo L Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Shares issued to 31 investors for cash	138,800	139	62,261	-	62,400
Shares issued relating to terminated acquisition of OtherSideFarms	1,500,000	1,500	658,500	-	660,000
Shares issued to Ryan Hamouth for services	1,000,000	1,000	439,000	-	440,000
Shares issued to Robert Shaw for services	225,000	225	98,775	-	99,000
Shares issued relating to terminated acquisition of Strategic Plans Pharma LLC	500,000	500	219,500	-	220,000
Net loss for the year ended December 31, 2014	-	-	-	(1,510,557)	(1,510,557)
Balance - December 31, 2014	44,986,602	44,987	1,380,040	(2,530,523)	(1,105,496)

Shares issued to Bram Solloway for services	100,000	100	43,900	-	44,000
Net loss for the six months ended June 30, 2015 (unaudited)				(10,970)	(10,970)

Balance - June 30, 2015 (Unaudited)	45,086,602	$45,087	$1,423,940	$(2,541,493)	$(1,072,466)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2015, the Company had negative working capital of $1,073,516. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to June 30, 2015) and its wholly owned subsidiary ES (from inception on August 15, 2013 to June 30, 2015). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2015 and December 31, 2014. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at June 30, 2015 and December 31, 2014 consists of:

	June 30, 2015	December 31, 2014

Former law firms	$487,981	$496,348
Former audit firms	7,625	7,625
Other service providers	68,816	70,906
Total	$564,422	$574,879

At June 30, 2015, $157,547 of the total $564,422 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the June 30, 2015 exchange rate of $0.80775.

At December 31, 2014, $168,431 of the total $574,879 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2014 exchange rate of $0.86356.

The above accounts payable represent amounts primarily recorded in the records of Evergreen-Agra, Inc. (formerly Sharprock Resources, Inc.) prior to the reverse acquisition of Evergreen Systems on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at June 30, 2015 and December 31, 2014 consists of:

	June 30, 2015	December 31, 2014

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$55,373	$58,678

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	62,204	66,392

Sam Sangha, brother of Harpreet Sangha	125,749	134,436

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	11,419	635

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	254,431	272,008

Total	$509,176	$532,149

At June 30, 2015, $488,640 of the total $509,176 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the June 30, 2015 exchange rate of $0.80775.

At December 31, 2014, $523,032 of the total $532,149 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2014 exchange rate of $0.86356.

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

On October 30, 2014, the Company issued 225,000 shares of its common stock to Robert Shaw for consulting services. The $99,000 estimated fair value of the 225,000 shares of Company common stock has been charged to "Stock-based compensation" in the statement of operations for the three months ended December 31, 2014.

Issuances in 2015

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

On June 30, 2015, the Company issued 100,000 shares of its common stock to Bram Solloway for consulting services. The $44,000 estimated fair value of the 100,000 shares of Company common stock has been charged to "Stock-based compensation" in the statement of operations for the three months ended June 30, 2015.

NOTE 8. INCOME TAXES

The Company has generated net losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Corporate Federal income tax at 35%	$(25,242)	$(9,915)	$(3,840)	$(30,826)
Non-deductible stock-based compensation	15,400		15,400	30,800
Non-deductible (non-taxable) foreign exchange (gain) loss	6,914	9,093	(15,639)	(868)
Change in valuation allowance	2,928	822	4,079	894
Provision for Income Taxes	$-	$-	$-	$-

At June 30, 2015, the Company has net operating loss carryforwards which expire from 2028 to 2035. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at June 30, 2015 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

At June 30, 2015, the Company had negative working capital of $1,073,516. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of June 30, 2015. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10K for our year ended December 31, 2014, which deficiencies have not been remedied.

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

Evergreen-Agra, Inc.

Date: June 2, 2016	By:	/s/ Matthew Rhoden
Matthew Rhoden
Chief Executive Officer

Date: June 2, 2016	By:	/s/ Rene Hamouth
Rene Hamouth
Chairman of the Board and a Director

