Form 10-K
period 2015-12-31
Evergreen-Agra, Inc.
filed 2016-06-28
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the price at which such stock was last sold on the OTC Markets ($4.10 on December 3, 2014) was approximately $31,700,000.

The registrant had 42,826,491 shares of common stock outstanding as of June 10, 2016.

Evergreen-Agra, Inc.

TABLE OF CONTENTS

Item 1.	Business	2
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Mine Safety Disclosures	5
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements	12
Item 9.	Changes in and Disagreements with Accountants on Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	24
Item 10.	Directors, Executive Officers and Corporate Governance	25
Item 11.	Executive Compensation	27
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13.	Certain Relationships and Related Transactions, and Director Independence	29
Item 14.	Principal Accounting Fees and Services	30
Item 15.	Exhibits	32

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

Employees

We have no significant employees other than our officers and directors. We plan to retain independent consultants on a contract basis to conduct the work to carry out our plan of operations.

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

Our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. We had negative working capital of $993,865 at December 31, 2015 and have had no revenues from inception on August 15, 2013. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

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

At December 31, 2015, the Company had negative working capital of $993,865. Further, the Company has had no revenues from inception on August 15, 2013. Ultimately, our ability to continue our business activities depends in part on our ability to commence operations to generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

2015 (A)	High	Low

4th Quarter	$-	$-
3rd Quarter	$-	$-
2nd Quarter	$-	$-
1st Quarter	$-	$-

2014
4th Quarter	$4.10	$4.00
3rd Quarter	$4.00	$4.00
2nd Quarter	$4.00	$4.00
1st Quarter	$4.00	$4.00

 ____________

(A)The last reported transaction was 200 shares on December 3, 2014 at $4.10 per share

Shareholders

As of December 31, 2015, we had 25,486,602 shares of common stock issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our most recent audited financial statements which are included in this annual report, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We have yet to generate revenues to achieve profitability.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2015, the Company had negative working capital of $993,865. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the years ended December 31, 2015 and 2014, we had no revenues. Total operating expenses decreased $687,513 from $630,557 in 2014 to negative $56,956 in 2014. Stock-based compensation decreased $583,000 from $627,000 in 2014 to $44,000 in 2015. General and administrative expenses decreased $52,812 from $64,803 in 2014 to $11,991 in 2015. Foreign exchange gain increased $52,301 from $61,446 in 2014 to $113,747 in 2015. For both 2014 and 2015, the foreign exchange gain resulted from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars.

Stock-based costs relating to terminated acquisitions of OtherSideFarms and Strategic Plans Pharma LLC decreased $880,000 from $880,000 in 2014 to $0 in 2015.

Net income (loss) increased $1,567,513 from a net loss of $1,510,557 in 2014 to net income of $56,956 in 2015. The increase was due to the $687,513 decrease in total operating expenses and the $880,000 decrease in stock-based costs related to terminated acquisitions of OtherSideFarms and Strategic Plans Pharma LLC explained above.

Liquidity and Capital Resources

We had a working capital deficit of $993,865 at December 31, 2015. At both December 31, 2015 and 2014, we had no cash or cash equivalents. General and administrative expenses paid in 2015 were paid directly by or on behalf of our Chairman of the Board of Directors.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Evergreen-Agra, Inc.

I have audited the accompanying consolidated balance sheets of Evergreen-Agra, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evergreen-Agra, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

June 28, 2016

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets
As of December 31,

	2015	2014
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $3,850 and $3,050, respectively	650	1,450

Total Assets	$732	$1,532

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$547,838	$574,879
Accounts payable - related parties	446,109	532,149
Total current liabilities and total liabilities	993,947	1,107,028

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value:
100,000,000 Common Shares Authorized;
25,486,602 and 44,986,602 Shares Issued and
Outstanding, respectively	25,487	44,987
Additional paid-in capital	1,454,865	1,380,040
Accumulated deficit	(2,473,567)	(2,530,523)
Total stockholders' deficit	(993,215)	(1,105,496)

Total liabilities and stockholders' deficit	$732	$1,532

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations
For the Year Ended December 31,

	2015	2014

Revenue	$-	$-

Operating Expenses:
Stock-based compensation	44,000	627,000
General and administrative	11,991	64,803
Depreciation of equipment	800	200
Foreign exchange loss (gain)	(113,747)	(61,446)
Total Operating Expenses	(56,956)	630,557

Income (Loss) from Operations	56,956	(630,557)

Stock-based costs relating to terminated acquisitions of OtherSideFarms and Strategic Plans Pharma LLC	-	(880,000)

Net Income (Loss)	$56,956	$(1,510,557)

Net Income (Loss) per Common Share - Basic and Diluted	$0.00	$(0.04)

Weighted Average Number of Common Shares Outstanding - basic and diluted	36,924,408	42,741,265

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2015	2014

Cash Flows from Operating Activities
Net Income (loss)	$56,956	$(1,510,557)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	44,000	627,000
Stock-based costs relating to terminated acquisitions of Other Side Farms and Strategic Plans Pharma LLC	-	880,000
Depreciation	800	800
Decrease in accounts payable	(27,041)	(13,918)
Decrease in accounts payable - related parties	(74,715)	(45,729)
Net cash used in operating activities	-	(62,404)

Net cash used in investing activities	-	-

Net cash provided by financing activities
Net proceeds from sale of shares of common stock to investors	-	62,400

Net Increase (Decrease) in Cash	-	(4)
Cash and cash equivalents at beginning of period	-	4
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Balance - December 31, 2013	41,422,802	$41,423	$(185,796)	$(1,019,966)	$(1,164,339)
Shares issued to Facundo L Bacardi for services	100,000	100	43,900	-	44,000
Shares issued to Adrian Towning for services	100,000	100	43,900	-	44,000
Shares issued to 31 investors for cash	138,800	139	62,261	-	62,400
Shares issued relating to terminated acquisition of OtherSideFarms	1,500,000	1,500	658,500	-	660,000
Shares issued to Ryan Hamouth for services	1,000,000	1,000	439,000	-	440,000
Shares issued to Robert Shaw for services	225,000	225	98,775	-	99,000
Shares issued relating to terminated acquisition of Strategic Plans Pharma LLC	500,000	500	219,500	-	220,000
Net loss for the year ended December 31, 2014	-	-	-	(1,510,557)	(1,510,557)
Balance - December 31, 2014	44,986,602	44,987	1,380,040	(2,530,523)	(1,105,496)

Shares issued to Bram Solloway for services	100,000	100	43,900	-	44,000
Shares reduction relating to resignation of Harpreet Sangha	(19,600,000)	(19,600)	19,600	-	-
Forgiveness of accounts payable to Rene Hamouth	-	-	11,325	-	11,325
Net income for the year ended December 31, 2015	-	-	-	56,956	56,956

Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2015, the Company had negative working capital of $993,865. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to December 31, 2015) and its wholly owned subsidiary ES (from inception on August 15, 2013 to December 31, 2015). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2015 and 2014.

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

Income (Loss) Per Common Share

The Company reports net income (loss) per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted income (loss) per share. Basic net income (loss) per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. For the periods presented, there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and 2014. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

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

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at December 31, 2015 and 2014 consists of:

	2015	2014
Former law firms	$475,048	$496,348
Former audit firms	7,625	7,625
Other service providers	65,165	70,906
Total	$547,838	$574,879

At December 31, 2015, $139,315 of the total $547,838 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2015 exchange rate of $0.7215.

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

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at December 31, 2015 and 2014 consists of:

	2015	2014

Harpreet Sangha, Chief Executive Office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$50,264	$58,678

Herminder Rai, Chief Financial Officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	55,732	66,392

Sam Sangha, brother of Harpreet Sangha	112,321	134,436

Rene Hamouth, Chief Executive Officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	530	635

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	227,262	272,008

Total	$446,109	$532,149

At December 31, 2015, $436,992 of the total $446,109 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2015 exchange rate of $0.7215.

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

NOTE 8. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	2015	2014

Corporate Federal income tax at 35%	$19,934	$(528,694)
Non-deductible stock-based compensation	15,400	219,450
Non-deductible stock-based costs related to terminated acquisitions	-	308,000
Non-deductible (non-taxable) foreign exchange (gain) loss	(39,811)	(21,506)
Change in valuation allowance	4,477	22,750
Provision for Income Taxes	$-	$-

At December 31, 2015, the Company has net operating loss carryforwards which expire from 2028 to 2035. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at December 31, 2015 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

As of March 31, 2016, there were 42,826,491 shares of Company common stock issued and outstanding.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Rene Hamouth	67	Chairman of the Board, President, Secretary and a Director
Matthew Rhoden	27	Chief Executive Officer
Randy Rhoden	62	Chief Operating Officer
Todd Hazlewood	41	Chief Financial Officer and a Director
Facundo I. Bacardi	72	Senior Advisor and a Director
Pol Galido	40	Chief Information Officer and a Director

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have not received copies of any such forms from our executive officers and directors during the fiscal year ended December 31, 2015.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
•	Accountability for adherence to the Code.
•	We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: 19800 MACARTHUR SUITE 300 IRVINE CA 92612.

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers during our fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rene Hamouth Chairman (1)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Todd Hazlewood Chief Financial Officer (3)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Adrian Towning (4)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	$44,000	Nil	Nil	Nil	Nil	$44,000

Chadd McKeen (5)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	Nil	Nil	Nil	Nil	$14,000	$14,000

Ryan Hamouth (6)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	$440,000	Nil	Nil	Nil	$14,000	$454,000

Richard Specht (7)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	Nil	Nil	Nil	Nil	$6,000	$6,000

Matthew Rhoden Chief Executive Officer (2)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

David Duroure (8)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

____________

(1)

Mr. Rene Hamouth, Chief Executive Officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014

(2)	Mr. Matthew Rhoden, Chief Executive Officer of the Company from January 4, 2016

(3)	Mr. Todd Hazlewood, Chief Financial Officer of the Company from July 17, 2014

(4)	Mr. Adrian Towning was the Chief Financial Officer of the Company from September 21, 2013 to July 2, 2014.

(5)	Mr. Chadd McKeen was the Chief Executive Officer of the Company from July 17, 2014 to October 9, 2014.

(6)	Mr. Ryan Hamouth was the Chief Operating Officer of the Company from July 17, 2014 to September 22, 2014.

(7)	Mr. Richard Specht was the Secretory of the Company from September 1, 2013 to November 21, 2014.

(8)	Mr. David Duroure, was the Chief Executive Officer and director of the Company from November 13, 2014 to December 5, 2014

Outstanding Equity Awards as of December 31, 2015

There were no outstanding equity awards as of December 31, 2015 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

The following table provides information regarding compensation during our fiscal years ended December 31, 2015 and 2014 earned by directors who are not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the "Summary Compensation" Table above.

Director Compensation

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Facundo I Bacardi (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	$44,000	Nil	Nil	Nil	Nil	$44,000

_________

(1)	Mr. Bacardi was appointed as a director of the Company on December 13, 2013.

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

There are no other employment contracts or related arrangements with our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 10, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

_____________

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

We do not consider any of our directors as being independent under item 407 (a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014

Audit Fees		$17,500		$17,500
Audit-Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$17,500		$17,500

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

Tax Fees

Tax fees are fees billed by our independent auditors for tax compliance, tax advice and tax planning.

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

10.2	Consulting Contract between the Company and Craig Alford, dated January 1, 2012 (7)
10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Incorporating by referencefrom our 10-K, filed with the SEC on April 16, 2012.
(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN-AGRA, INC.

Date: June 28, 2016	By:	/s/ Rene Hamouth
Rene Hamouth
President, Chairman of the Board, Secretary and a director

Date: June 28, 2016	By:	/s/ Matthew Rhoden
Matthew Rhoden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Hamouth	Chairman of the Board,	June 28, 2016
Rene Hamouth	President, Secretary and a director

/s/ Matthew Rhoden
Matthew Rhoden	Chief Executive Officer	June 28, 2016

