Form 10-Q
period 2016-03-31
Evergreen-Agra, Inc.
filed 2016-07-01
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 42,826,491 shares of common stock outstanding as of June 30, 2016.

Evergreen-Agra, Inc.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2016

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2015, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $4,050 and $3,850, respectively	450	650

Total Assets	$532	$732

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$562,366	$547,838
Accounts payable - related parties	479,203	446,109
Total current liabilities and total liabilities	1,041,569	993,947

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value: 100,000,000 Common Shares Authorized; 42,826,491 and 25,486,602 Shares Issued and Outstanding, respectively	42,827	25,487
Additional paid-in capital	2,304,519	1,454,865
Accumulated deficit	(3,388,383)	(2,473,567)
Total stockholders' deficit	(1,041,037)	(993,215)

Total liabilities and stockholders' deficit	$532	$732

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:
Stock-based compensation	866,994	-
General and administrative	6,069	3,085
Depreciation of equipment	200	200
Foreign exchange loss (gain)	41,553	(64,436)
Total Operating Expenses	914,816	(61,151)

Income (Loss) from Operations	(914,816)	61,151

Net Income (Loss)	$(914,816)	$61,151

Net Income (Loss) per Common Share - Basic and Diluted	$(0.02)	$0.00

Weighted Average Number of Common Shares Outstanding - basic and diluted	42,248,495	44,986,602

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(914,816)	$61,151
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	866,994	-
Depreciation	200	200
Increase (decrease) in accounts payable	14,528	(14,396)
Inecrease (decrease) in accounts payable - related parties	33,094	(46,955)
Net cash used in operating activities	-	-

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2015 and
For the Three Months Ended March 31, 2016

	Common Stock		Additional	Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid in Capital	Deficit	Equity

Balance - December 31, 2014	44,986,602	$44,987	$1,380,040	$(2,530,523)	$(1,105,496)

Shares issued to Bram Solloway for services	100,000	100	43,900	-	44,000
Shares reduction relating to resignation of Harpreet Sangha	(19,600,000)	(19,600)	19,600	-	-
Forgiveness of accounts payable to Rene Hamouth	-	-	11,325	-	11,325
Net income for the year ended December 31, 2015	-	-	-	56,956	56,956
Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)

Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Net loss for the three months ended March 31, 2016 (Unaudited)	-	-	-	(914,816)	(914,816)

Balance - March 31, 2016 (Unaudited)	42,826,491	$42,827	$2,304,519	$(3,388,383)	$(1,041,037)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2016, the Company had negative working capital of $1,036,487. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to March 31, 2016) and its wholly owned subsidiary ES (from inception on August 15, 2013 to March 31, 2016). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2015 and March 31, 2016.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and March 31, 2016. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at March 31, 2016 and December 31, 2015 consists of:

	March 31, 2016	December 31, 2015
Former law firms	$482,829	$475,048
Former audit firms	7,625	7,625
Other service providers	71,912	65,165
Total	$562,366	$547,838

At March 31, 2016, $149,335 of the total $562,366 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the March 31, 2016 exchange rate of $0.7734.

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

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at March 31, 2016 and December 31, 2015 consists of:

	March 31, 2016	December 31, 2015

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$53,338	$50,264

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	59,626	55,732

Sam Sangha, brother of Harpreet Sangha	120,400	112,321

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	2,231	530

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	243,608	227,262
Total	$479,203	$446,109

At March 31, 2016, $468,423 of the total $479,203 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2014 exchange rate of $0.7734.

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

On July 2, 2015, the 19,600,000 shares of Company common stock issued to Harpreet Sangha on November 19, 2013 were returned to the Company transfer agent and cancelled due to the resignation of Harpreet Sangha as Chairman of the Board and as a director on May 4, 2014.

Issuances in 2016

On February 25, 2016, the Company issued 17,339,889 shares of its common stock to Matthew Rhoden pursuant to an Executive Agreement between the Company, Matt Rhoden (the "Executive") and Rene Hamouth (the "Principal Shareholder") dated January 4, 2016. The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement. The $866,994 estimated fair value of the 17,339,889 shares of Company common stock has been charged to "Stock-based compensation" in the statement of operations for the three months ended March 31, 2016.

NOTE 8. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended March 31,
	2016	2015

Corporate Federal income tax at 35%	$(320,186)	$21,403
Non-deductible stock-based compensation	303,448	-
Non-deductible (non-taxable) foreign exchange (gain) loss	14,544	(22,553)
Change in valuation allowance	2,194	1,150
Provision for Income Taxes	$-	$-

At March 31, 2016, the Company has net operating loss carryforwards which expire from 2028 to 2036. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at March 31, 2016 and December 31, 2015 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in the Form 10-K for the year ended December 31, 2015, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We have yet to generate revenues to achieve profitability.

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

At March 31, 2016, the Company had negative working capital of $1,036,487. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, we had no revenues. Total operating expenses increased $975,967 from negative $61,151 in 2015 to $914,816 in 2016. Stock-based compensation increased $866,994 from $0 in 2015 to $866,994 in 2016 as a result of the issuance of 17,339,889 shares of Company common stock to Matthew Rhoden on February 25, 2016 pursuant to an Executive Agreement dated January 4, 2016. General and administrative expenses increased $2,984 from $3,085 in 2015 to $6,069 in 2016. Foreign exchange loss (gain) increased $105,989 from a gain of $64,436 in 2015 (resulting from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $41,553 in 2016 (resulting from an increase in the Canadian Dollar exchange rate).

Net income (loss) decreased $975,967 from a net income of $61,151 in 2015 to a net loss of $914,816 in 2016. The decrease was due to the $866,994 increase in stock-based compensation, the $2,984 increase in general and administrative expenses, and the $105,989 increase in foreign exchange loss explained above.

Liquidity and Capital Resources

We had a working capital deficit of $1,036,487 at March 31, 2016. At both March 31, 2016 and December 31, 2015, we had no cash or cash equivalents. General and administrative expenses paid in 2016 and 2015 were paid directly by or on behalf of our Chairman of the Board of Directors.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of March 31, 2016. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10K for our year ended December 31, 2015, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

On February 25, 2016, the Company issued 17,339,889 shares of its common stock to Matthew Rhoden pursuant to an Executive Agreement between the Company, Matthew Rhoden (the "Executive") and Rene Hamouth (the "Principal Shareholder") dated January 4, 2016. The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement.

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

Evergreen-Agra, Inc.

Date: July 1, 2016	By:	/s/ Matthew Rhoden
Matthew Rhoden
Chief Executive Officer

Date: July 1, 2016	By:	/s/ Rene Hamouth
Rene Hamouth
Chairman of the Board and a Director

