Form 10-Q
period 2016-06-30
Evergreen-Agra, Inc.
filed 2016-08-16
CIK 1438673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
June 30, 2016

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $4,250 and $3,850, respectively	250	650

Total Assets	$332	$732

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$573,213	$547,838
Accounts payable - related parties	520,979	446,109
Total current liabilities and total liabilities	1,094,192	993,947

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value : 100,000,000 Common Shares Authorized; 42,826,491 and 25,486,602 Shares Issued and Outstanding, respectively	42,827	25,487
Additional paid-in capital	2,304,519	1,454,865
Accumulated deficit	(3,441,206)	(2,473,567)
Total stockholders' deficit	(1,093,860)	(993,215)

Total liabilities and stockholders' deficit	$332	$732

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
Stock-based compensation	-	44,000	866,994	44,000
General and administrative	53,579	8,168	59,648	11,253
Depreciation of equipment	200	200	400	400
Foreign exchange loss (gain)	(956)	19,753	40,597	(44,683)
Total Operating Expenses	52,823	72,121	967,639	10,970

Income (Loss) from Operations	(52,823)	(72,121)	(967,639)	(10,970)

Net Income (Loss)	$(52,823)	$(72,121)	$(967,639)	$(10,970)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - basic and diluted	42,826,491	44,987,699	42,539,090	44,987,149

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(967,639)	$(10,970)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	866,994	44,000
Depreciation	400	400
Increase (decrease) in accounts payable	25,375	(10,457)
Increase (decrease) in accounts payable - related parties	74,870	(22,973)
Net cash used in operating activities	-	-

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2015 and
For the Six Months Ended June 30, 2016 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Balance - December 31, 2014	44,986,602	$44,987	$1,380,040	$(2,530,523)	$(1,105,496)

Shares issued to Bram Solloway for services	100,000	100	43,900	-	44,000
Shares reduction relating to resignation of Harpreet Sangha	(19,600,000)	(19,600)	19,600	-	-
Forgiveness of accounts payable to Rene Hamouth	-	-	11,325	-	11,325
Net income for the year ended December 31, 2015	-	-	-	56,956	56,956
Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)

Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Net loss for the six months ended June 30, 2016 (Unaudited)	-	-	-	(967,639)	(967,639)

Balance - June 30, 2016 (Unaudited)	42,826,491	$42,827	$2,304,519	$(3,441,206)	$(1,093,860)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Three Months Ended June 30, 2016 and 2015

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2016, the Company had negative working capital of $1,094,110. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and six-month period ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to June 30, 2016) and its wholly owned subsidiary ES (from inception on August 15, 2013 to June 30, 2016). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2015 and June 30, 2016.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and June 30, 2016. The Company's financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at June 30, 2016 and December 31, 2015 consists of:

	June 30, 2016	December 31, 2015
Former law firms	$482,650	$475,048
Former audit firms	7,625	7,625
Other service providers	82,938	65,165
Total	$573,213	$547,838

At June 30, 2016, $150,612 of the total $573,213 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the June 30, 2016 exchange rate of $0.7722.

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

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at June 30, 2016 and December 31, 2015 consists of:

	June 30, 2016	December 31, 2015

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$53,267	$50,264

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	59,536	55,732

Sam Sangha, brother of Harpreet Sangha	120,213	112,321

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	44,731	530

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	243,232	227,262
Total	$520,979	$446,109

At June 30, 2016, $467,700 of the total $520,979 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the June 30, 2016 exchange rate of $0.7722.

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

NOTE 8. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company's effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Corporate Federal income tax at 35%	$(18,488)	$(25,242)	$(338,674)	$(3,840)
Non-deductible stock-based compensation	-	15,400	303,448	15,400
Non-deductible (non-taxable) foreign exchange (gain) loss	(335)	6,914	14,209	(15,639)
Change in valuation allowance	18,823	2,928	21,017	4,079
Provision for Income Taxes	$-	$-	$-	$-

At June 30, 2016, the Company has net operating loss carryforwards which expire from 2028 to 2036. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at June 30, 2016 and December 31, 2015 since management's assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

At June 30, 2016, the Company had negative working capital of $1,094,110. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

For the three months ended June 30, 2016 and 2015, we had no revenues. Total operating expenses decreased $19,298 from $72,121 in 2015 to $52,823 in 2016. Stock-based compensation decreased $44,000 from $44,000 in 2015 to $0 in 2016. General and administrative expenses increased $45,411 from $8,168 in 2015 to $53,579 in 2016 due to higher professional fees in 2016 as a result of our filing of our 2014 and 2015 periodic reports with the SEC in 2016. Foreign exchange loss (gain) decreased $20,709 from a loss of $19,753 in 2015 (resulting from an increase in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a gain of $956 in 2016 (resulting from a decrease in the Canadian Dollar exchange rate).

Net loss decreased $19,298 from a net loss of $72,121 in 2015 to a net loss of $52,823 in 2016. The decrease was due to the $44,000 decrease in stock-based compensation and the $20,709 decrease in foreign exchange loss, offset partially by the $45,411 increase in general and administrative expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, we had no revenues. Total operating expenses increased $956,669 from $10,970 in 2015 to $967,639 in 2016. Stock-based compensation increased $822,994 from $44,000 in 2015 to $866,994 in 2016 as a result of the issuance of 17,339,889 shares of Company common stock to Matthew Rhoden on February 25, 2016 pursuant to an Executive Agreement dated January 4, 2016. General and administrative expenses increased $48,395 from $11,253 in 2015 to $59,648 in 2016 due to higher professional fees in 2016 as a result of our filing of our 2014 and 2015 periodic reports with the SEC in 2016. Foreign exchange loss (gain) increased $85,280 from a gain of $44,683 in 2015 (resulting from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $40,597 in 2016 (resulting from an increase in the Canadian Dollar exchange rate).

Net loss increased $956,669 from a net loss of $10,970 in 2015 to a net loss of $967,639 in 2016. The increase was due to the $822,994 increase in stock-based compensation, the $48,395 increase in general and administrative expenses, and the $85,280 increase in foreign exchange loss explained above.

Liquidity and Capital Resources

We had a working capital deficit of $1,094,110 at June 30, 2016. At both June 30, 2016 and December 31, 2015, we had no cash or cash equivalents. General and administrative expenses paid in 2016 and 2015 were paid directly by or on behalf of our Chairman of the Board of Directors.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of June 30, 2016. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10K for our year ended December 31, 2015, which deficiencies have not been remedied.

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

10.2	Consulting Contract between the Company and Craig Alford, dated July 1, 2011 (7)
10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101	XBRL Interactive Data Files

Notes

(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 16, 2012.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen-Agra, Inc.

Date: August 15, 2016	By:	/s/ Matthew Rhoden
	Name:	Matthew Rhoden
	Title:	Chief Executive Officer

Date: August 15, 2016	By:	/s/ Rene Hamouth
	Name:	Rene Hamouth
	Title:	Chairman of the Board and a Director

