Form 10-Q
period 2016-09-30
Evergreen-Agra, Inc.
filed 2016-11-21
CIK 1438673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 42,826,491 shares of common stock outstanding as of September 30, 2016.

Evergreen-Agra, Inc.
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2016

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $4,450 and $3,850, respectively	50	650

Total Assets	$132	$732

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$578,421	$547,838
Accounts payable - related parties	515,095	446,109
Total current liabilities and total liabilities	1,093,516	993,947

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value :
100,000,000 Common Shares Authorized;
42,826,491 and 25,486,602 Shares Issued and
Outstanding, respectively	42,827	25,487
Additional paid-in capital	2,304,519	1,454,865
Accumulated deficit	(3,440,730)	(2,473,567)
Total stockholders’ deficit	(1,093,384)	(993,215)

Total liabilities and stockholders’ deficit	$132	$732

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
Stock-based compensation	-	-	866,994	44,000
General and administrative	7,103	431	66,751	11,684
Depreciation of equipment	200	200	600	600
Foreign exchange loss (gain)	(7,779)	(49,678)	32,818	(94,361)
Total Operating Expenses	(476)	(49,047)	967,163	(38,077)

Income (Loss) from Operations	476	49,047	(967,163)	38,077

Net Income (Loss)	$476	$49,047	$(967,163)	$38,077

Net Income (Loss) per Common Share - Basic and Diluted	$0.00	$0.00	$(0.02)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	42,826,491	32,303,991	42,635,943	40,794,629

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(967,163)	$38,077
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Stock-based compensation	866,994	44,000
Depreciation	600	600
Increase (decrease) in accounts payable	30,583	(22,127)
Increase (decrease) in accounts payable - related parties	68,986	(60,550)
Net cash used in operating activities	-	-

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.
(Formerly Sharprock Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2015 and
For the Nine Months Ended September 30, 2016 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Balance - December 31, 2014	44,986,602	$44,987	$1,380,040	$(2,530,523)	$(1,105,496)

Shares issued to Bram Solloway for services	100,000	100	43,900	-	44,000
Shares reduction relating to resignation of Harpreet Sangha	(19,600,000)	(19,600)	19,600	-	-
Forgiveness of accounts payable to Rene Hamouth	-	-	11,325	-	11,325
Net income for the year ended December 31, 2015	-	-	-	56,956	56,956
Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)

Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Net loss for the nine months ended September 30, 2016 (Unaudited)	-	-	-	(967,163)	(967,163)

Balance - September 30, 2016 (Unaudited)	42,826,491	$42,827	$2,304,519	$(3,440,730)	$(1,093,384)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Description of Business and History

Evergreen-Agra Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010, the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems (“ES”). Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition.  At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered. ES became a wholly owned subsidiary of the Company.

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2016, the Company had negative working capital of $1,093,434. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and nine-month period ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to September 30, 2016) and its wholly owned subsidiary ES (from inception on August 15, 2013 to September 30, 2016). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2015 and September 30, 2016.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and September 30, 2016. The Company’s financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4. ACQUISITION OF EVERGREEN SYSTEMS

Effective November 19, 2013, the Company acquired 100% ownership of Evergreen Systems (“ES”) in exchange for 20,000,000 newly issued shares of the Company’s common stock (See Note 1). The transaction has been accounted for as a “reverse acquisition” in the accompanying consolidated financial statements. The financial position and results of operations of the Company prior to November 19, 2013 have been excluded from the accompanying consolidated financial statements.

The estimated fair values of the identifiable net assets of the Company at November 19, 2013 (effective date of the reverse acquisition) consisted of:

Cash and cash equivalents	$4
Prepaid expense	82
Equipment, net	2,466
Total Assets	2,552

Accounts payable	590,852
Accounts payable - related parties	587,073
Total liabilities	1,177,925

Identifiable Net Assets	$(1,175,373)

NOTE 5. ACCOUNTS PAYABLE

Accounts payable at September 30, 2016 and December 31, 2015 consists of:

	September 30, 2016	December 31, 2015
Former law firms	$481,193	$475,048
Former audit firms	7,625	7,625
Other service providers	89,603	65,165
Total	$578,421	$547,838

At September 30, 2016, $148,718 of the total $578,421 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the September 30, 2016 exchange rate of $0.76249.

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

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at September 30, 2016 and December 31, 2015 consists of:

	September 30, 2016	December 31, 2015

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$52,692	$50,264

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	58,807	55,732

Sam Sangha, brother of Harpreet Sangha	118,700	112,321

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	44,724	530

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	240,172	227,262
Total	$515,095	$446,109

At September 30, 2016, $461,816 of the total $515,095 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the September 30, 2016 exchange rate of $0.76249.

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

NOTE 7. COMMON STOCK ISSUANCES

Issuances in 2015

On March 2, 2015, the Company issued 500,000 shares of its common stock to David Duroure, chief executive officer and director of the Company from November 13, 2014 to December 5, 2014, in connection with the November 13, 2014 acquisition of Strategic Plans Pharma LLC (“SPP”), an entity which planned to provide educational programs for military veterans. In December 2014, the Company terminated its involvement with SPP. The $220,000 estimated fair value of the 500,000 shares of Company common stock has been charged to “Stock-based costs relating to terminated acquisitions” in the statement of operations for the three months ended December 31, 2014.

On June 30, 2015, the Company issued 100,000 shares of its common stock to Bram Solloway for consulting services. The $44,000 estimated fair value of the 100,000 shares of Company common stock has been charged to “Stock-based compensation” in the statement of operations for the three months ended June 30, 2015.

On July 2, 2015, the 19,600,000 shares of Company common stock issued to Harpreet Sangha on November 19, 2013 were returned to the Company transfer agent and cancelled due to the resignation of Harpreet Sangha as Chairman of the Board and as a director on May 4, 2014.

Issuances in 2016

On February 25, 2016, the Company issued 17,339,889 shares of its common stock to Matthew Rhoden pursuant to an Executive Agreement between the Company, Matt Rhoden (the “Executive”) and Rene Hamouth (the “Principal Shareholder”) dated January 4, 2016. The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement. The $866,994 estimated fair value of the 17,339,889 shares of Company common stock has been charged to “Stock-based compensation” in the statement of operations for the three months ended March 31, 2016.

NOTE 8. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company’s effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Corporate Federal income tax at 35%	$167	$17,166	$(338,507)	$13,327
Non-deductible stock-based compensation	-	-	303,448	15,400
Non-deductible (non-taxable) foreign exchange (gain) loss	(2,723)	(17,387)	11,486	(33,027)
Change in valuation allowance	2,556	221	23,573	4,300
Provision for Income Taxes	$-	$-	$-	$-

At September 30, 2016, the Company has net operating loss carryforwards which expire from 2028 to 2036. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at September 30, 2016 and December 31, 2015 since management’s assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

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

At September 30, 2016, the Company had negative working capital of $1,093,434. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and 2015, we had no revenues. Total operating expenses decreased $48,571 from negative expenses of $49,047 in 2015 to negative expenses of $476 in 2016. General and administrative expenses increased $6,672 from $431 in 2015 to $7,103 in 2016 due to higher professional fees in 2016 as a result of our filing of our 2014, 2015 and 2016 periodic reports with the SEC in 2016. Foreign exchange loss (gain) decreased $41,899 from a gain of $49,678 in 2015 (resulting from an increase in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a gain of $7,779 in 2016 (resulting from a decrease in the Canadian Dollar exchange rate).

Net income decreased $48,571 from $49,047 in 2015 to $476 in 2016. The decrease was due to the $41,899 decrease in foreign exchange gain, offset partially by the $6,672 increase in general and administrative expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, we had no revenues. Total operating expenses increased $1,005,240 from negative expenses of $38,077 in 2015 to $967,163 in 2016. Stock-based compensation increased $822,994 from $44,000 in 2015 to $866,994 in 2016 as a result of the issuance of 17,339,889 shares of Company common stock to Matthew Rhoden on February 25, 2016 pursuant to an Executive Agreement dated January 4, 2016. General and administrative expenses increased $55,067 from $11,684 in 2015 to $66,751 in 2016 due to higher professional fees in 2016 as a result of our filing of our 2014, 2015 and 2016 periodic reports with the SEC in 2016. Foreign exchange loss increased $127,179 from a gain of $38,077 in 2015 (resulting from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $32,818 in 2016 (resulting from an increase in the Canadian Dollar exchange rate).

Net loss increased $1,005,240 from net income of $38,077 in 2015 to a net loss of $967,163 in 2016. The increase was due to the $822,994 increase in stock-based compensation, the $55,067 increase in general and administrative expenses, and the $127,179 increase in foreign exchange loss explained above.

Liquidity and Capital Resources

We had a working capital deficit of $1,093,434 at September 30, 2016. At both September 30, 2016 and December 31, 2015, we had no cash or cash equivalents. General and administrative expenses paid in 2016 and 2015 were paid directly by or on behalf of our Chairman of the Board of Directors.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Company's Chairman and President and Mr. Matthew Rhoden, our Chief Executive Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of September 30, 2016. Based on this evaluation, our chairman and chief executive officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10K for our year ended December 31, 2015, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 25, 2016, the Company issued 17,339,889 shares of its common stock to Matthew Rhoden pursuant to an Executive Agreement between the Company, Matthew Rhoden (the “Executive”) and Rene Hamouth (the “Principal Shareholder”) dated January 4, 2016. The agreement provides for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provides for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement.

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

Evergreen-Agra, Inc.

Date: November 21, 2016	By:	/s/ Matthew Rhoden
Matthew Rhoden
Chief Executive Officer

Date: November 21, 2016	By:	/s/ Rene Hamouth
Rene Hamouth
Chairman of the Board and a Director

