Form 10-K
period 2016-12-31
Evergreen-Agra, Inc.
filed 2017-07-17
CIK 1438673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the price at which such stock was last sold on the OTC Markets ($4.10 on December 28, 2016) was approximately $33,405,623.

The registrant had 25,816,602 shares of common stock outstanding as of June 30, 2017.

Evergreen-Agra, Inc.

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

In May 2017, the Company announced plans to register the company as a closed ended fund to invest in public companies within the pharmaceutical cannabis sector as a whole.

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

Not applicable.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Markets since December 26, 2008. From December 26, 2008 to June 17, 2009 shares of our common stock were quoted under the symbol “AFCP”, from June 18, 2009 to January 13, 2010 under the symbol “BCKR”, from January 14, 2010 to July 19, 2011 under the symbol “ARGC”, from July 20, 2011 to October 23, 2013 under the symbol “SHRK” and currently, the Company’s shares are quoted under the symbol “EGRN”. The range of high and low closing trading price information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2016 (A)	High	Low

4th Quarter	$4.10	$5.00
3rd Quarter	$-	$-
2nd Quarter	$-	$-
1st Quarter	$-	$-

2015
4th Quarter	$-	$-
3rd Quarter	$-	$-
2nd Quarter	$-	$-
1st Quarter	$-	$-

___________

(A)	The last reported transaction was 100 shares on June 28, 2017 at $3.00 per share

Shareholders

As of May 30, 2017, we had 169 shareholders.

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

Recent Sales of Unregistered Securities

On September 1, 2016, the Company sold 55,000 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $33,000 proceeds were paid to Rene Hamouth and recorded as a reduction in the Company’s liability to Mr. Hamouth.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2016.

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

In May 2017, the Company announced plans to register the company as a closed ended fund to invest in public companies within the pharmaceutical cannabis sector as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2016, the Company had negative working capital of $1,047,303. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For the years ended December 31, 2016 and 2015, we had no revenues. Total operating expenses increased $1,011,038 from negative expenses of $56,956 in 2015 to $954,082 in 2016. Stock-based compensation increased $822,994 from $44,000 in 2015 to $866,994 in 2016 as a result of the issuance of 17,339,889 shares of Company common stock to Matthew Rhoden on February 25, 2016 pursuant to an Executive Agreement dated January 4, 2016. Professional fees and other general and administrative expenses increased $55,772 from $11,991 in 2015 to $67,763 in 2016 due to higher professional fees in 2016 as a result of our filing delinquent 2013, 2014 and 2015 periodic reports with the SEC in 2016. Foreign exchange loss increased $132,422 from a gain of $113,747 in 2015 (resulting from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $18,675 in 2016 (resulting from an increase in the Canadian Dollar exchange rate).

Net loss increased $1,011,038 from net income of $56,956 in 2015 to a net loss of $954,082 in 2016. The increase was due to the $822,994 increase in stock-based compensation, the $55,772 increase in professional fees and other general and administrative expenses, and the $132,422 increase in foreign exchange loss explained above.

Liquidity and Capital Resources

We had a working capital deficit of $1,047,303 at December 31, 2016. At both December 31, 2016 and 2015, we had no cash or cash equivalents. General and administrative expenses paid in 2016 and 2015 were paid directly by or on behalf of our Chairman of the Board of Directors.

On September 1, 2016, the Company sold 55,000 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $33,000 proceeds were paid to Rene Hamouth and recorded as a reduction in the Company’s liability to Mr. Hamouth.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Evergreen-Agra, Inc.

I have audited the accompanying consolidated balance sheets of Evergreen-Agra, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company’s Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evergreen-Agra, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

June 13, 2017

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $4,500 and $3,850, respectively	-	650

Total Assets	$82	$732

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$574,742	$547,838
Accounts payable - related parties	472,643	446,109
Total current liabilities and total liabilities	1,047,385	993,947

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value: 100,000,000 Common Shares Authorized; 42,881,491 and 25,486,602 Shares Issued and Outstanding, respectively	42,882	25,487
Additional paid-in capital	2,337,464	1,454,865
Accumulated deficit	(3,427,649)	(2,473,567)
Total stockholders’ deficit	(1,047,303)	(993,215)

Total liabilities and stockholders’ deficit	$82	$732

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Statements of Operations

For the Years Ended December 31,

	2016	2015

Revenue	$-	$-

Operating Expenses:
Officer compensation (stock-based)	866,994	-
Consulting fees (stock-based)	-	44,000
Professional fees	59,129	7,500
Other general and administrative	8,634	4,491
Depreciation of equipment	650	800
Foreign exchange loss (gain)	18,675	(113,747)
Total Operating Expenses	954,082	(56,956)

Income (Loss) from Operations	(954,082)	56,956

Net Income (Loss)	$(954,082)	$56,956

Net Income (Loss) per Common Share - Basic and Diluted	$(0.02)	$0.00

Weighted Average Number of Common Shares
Outstanding - basic and diluted	42,702,355	36,924,408

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2015 and 2016

	Common Stock				Total
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance - December 31, 2014	44,986,602	$44,987	$1,380,040	$(2,530,523)	$(1,105,496)

Shares issued to Bram Solloway for services	100,000	100	43,900	-	44,000
Shares reduction relating to resignation of Harpreet Sangha	(19,600,000)	(19,600)	19,600	-	-
Forgiveness of accounts payable to Rene Hamouth	-	-	11,325	-	11,325
Net income for the year ended December 31, 2015	-	-	-	56,956	56,956
Balance - December 31, 2015	25,486,602	25,487	1,454,865	(2,473,567)	(993,215)

Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Private placement on September 1, 2016	55,000	55	32,945	-	33,000
Net loss for the year ended December 31, 2016	-	-	-	(954,082)	(954,082)

Balance - December 31, 2016	42,881,491	$42,882	$2,337,464	$(3,427,649)	$(1,047,303)

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra, Inc.

(Formerly Sharprock Resources Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2016	2015

Cash Flows from Operating Activities
Net Income (loss)	$(954,082)	$56,956
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Stock-based compensation	866,994	44,000
Depreciation	650	800
Increase (decrease) in accounts payable	26,904	(27,041)
Increase (decrease) in accounts payable - related parties	59,534	(74,715)
Net cash used in operating activities	-	-

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash Financing Activities
Proceeds from private placement paid to related party
in reduction of account payable to related party	$33,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA, INC.

(Formerly Sharprock Resources Inc.)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 1. NATURE OF OPERATIONS

Description of Business and History

Evergreen-Agra Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010, the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013. In May 2017, the Company announced plans to register the Company as a closed ended fund to invest in public companies within the cannabis sector.

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems (“ES”). Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition. At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered. ES became a wholly owned subsidiary of the Company. The acquisition resulted in a change of control of the Company on November 19, 2013 and was accounted for as a reverse acquisition.

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2016, the Company had negative working capital of $1,047,303. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra, Inc. (from November 19, 2013 to December 31, 2016) and its wholly owned subsidiary ES (from inception on August 15, 2013 to December 31, 2016). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at December 31, 2015 and 2016.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and 2016. The Company’s financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Reclassification

Certain 2015 expense amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4. ACCOUNTS PAYABLE

Accounts payable at December 31, 2016 and 2015 consists of:

	2016	2015
Former law firms	$478,545	$475,048
Former audit firms	7,625	7,625
Other service providers	88,572	65,165
Total	$574,742	$547,838

At December 31, 2016, $145,273 of the total $574,742 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2016 exchange rate of $0.74482.

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

NOTE 5. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at December 31, 2016 and 2015 consists of:

	2016	2015

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$51,645	$50,264

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	57,482	55,732

Sam Sangha, brother of Harpreet Sangha	115,951	112,321

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	12,956	530

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	234,609	227,262
Total	$472,643	$446,109

At December 31, 2016, $451,118 of the total $472,643 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2016 exchange rate of $0.74482.

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

NOTE 6. COMMON STOCK ISSUANCES

Issuances in 2015

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

Issuances in 2016

On February 25, 2016, the Company issued 17,339,889 shares of its common stock to Matthew Rhoden pursuant to an Executive Agreement between the Company, Matt Rhoden (the “Executive”) and Rene Hamouth (the “Principal Shareholder”) dated January 4, 2016. The agreement provided for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provided for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement. The $866,994 estimated fair value of the 17,339,889 shares of Company common stock was charged to “Officer compensation” in the statement of operations for the three months ended March 31, 2016. The 17,339,889 shares of Company common stock were returned to the Company and cancelled on January 13, 2017 due to Mr. Rhoden’s resignation as chief executive officer and director at the Company on January 12, 2017.

On September 1, 2016, the Company sold 55,000 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $33,000 proceeds were paid to Rene Hamouth and recorded as a reduction in the Company’s liability to Mr. Hamouth (see Note 5).

NOTE 7. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company’s effective tax rate differs from the United States Federal income tax rate as follows:

	2016	2015

Corporate Federal income tax at 35%	$(333,929)	$19,934
Non-deductible stock-based compensation	303,448	15,400
Non-deductible (non-taxable) foreign exchange (gain) loss	6,536	(39,811)
Change in valuation allowance	23,945	4,477
Provision for Income Taxes	$-	$-

At December 31, 2016, the Company has net operating loss carryforwards which expire from 2028 to 2036. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at December 31, 2016 and December 31, 2015 since management’s assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 8. SUBSEQUENT EVENTS

On January 13, 2017, the 17,339,889 shares of Company common stock issued to Matthew Rhoden on February 15, 2016 (see NOTE 6) were returned to the Company and cancelled due to the resignation of Matthew Rhoden as chief executive officer and director of the Company on January 12, 2017.

Pursuant to a Debt Settlement Agreement dated January 18, 2017 between Rene Hamouth individually and Mark Henley, the Company erroneously issued a total of 102,000 shares of its common stock to Mr. Henley on January 19, 2017 and February 1, 2017. As the agreement was with Rene Hamouth individually (not the Company), Mr. Hamouth delivered 102,000 shares of his common stock to the Company transfer agent for cancellation on July 7, 2017 to correct the erroneous Company issuance of the 102,000 shares of Common stock.

On March 1, 2017, the Company issued 25,000 shares of its common stock to its law firm for services rendered. The $15,000 estimated fair value of the 25,000 shares of Company common stock will be charged to “Professional fees” in the statement of operations for the three months ended March 31, 2017.

On March 7, 2017, the Company issued 250,000 shares of its common stock to Jonas LaForge in connection with contemplated transactions with Green – Era consulting and Med – Care Advisors. The conditions for closing were not completed and the Company has requested Mr. LaForge return the 250,000 shares for cancellation.

On June 23, 2017, the Company changed its name to Evergreen – Agra Global Investments, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management

Mr. Rene Hamouth is our Company’s President and Chairman of the Board of Directors. All references herein to management of the Company is to Mr. Hamouth. He has agreed to allocate his time to the activities of the Company for which he will be compensated.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officers and directors are as follows:

	Age	Position

Rene Hamouth	68	Chairman of the Board, President, Secretary and a Director
Todd Hazlewood	42	Chief Financial Officer and a Director
Facundo I. Bacardi	73	Senior Advisor and a Director
Pol Galido	41	Chief Information Officer and a Director

Mr. Rene Hamouth is our Company’s President and Chairman of the Board of Directors. All references herein to management of the Company is to Mr. Hamouth. He has agreed to allocate his time to the activities of the Company for which he will be compensated.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are currently no family relationships between any of our board of directors or our executive officers.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have not received copies of any such forms from our executive officers and directors during the fiscal year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers during our fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rene Hamouth Chairman (1)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Todd Hazlewood Chief Financial Officer (3)	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Matthew Rhoden Chief Executive Officer (2)	2016 2015	Nil Nil	Nil Nil	$866,994 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$866,994 Nil

_____________

(1)

Mr. Rene Hamouth, Chief Executive Officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the Board of Directors of the Company from July 17, 2014

(2)	Mr. Matthew Rhoden, Chief Executive Officer of the Company from January 4, 2016 to January 12, 2017.
(3)	Mr. Todd Hazlewood, Chief Financial Officer of the Company from July 17, 2014

Outstanding Equity Awards as of December 31, 2016

There were no outstanding equity awards as of December 31, 2016 for each of our named executive officers.

Equity Compensation Plans

We do not currently have any equity compensation plans at this time.

Compensation of Directors

The following table provides information regarding compensation during our fiscal years ended December 31, 2016 and 2015 earned by directors who are not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Director Compensation

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Facundo I Bacardi (1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil		Nil	Nil	Nil	Nil	Nil

_____________

(1)	Mr. Bacardi was appointed as a director of the Company on December 13, 2013.

Employment Contracts

There are currently no employment contracts or related arrangements with our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Common Stock	Rene Hamouth	17,243,889 / Direct	66.79%

Common Stock	Todd Hazlewood	100,000	0.39%
Common Stock	Facundo I. Bacardi	100,000	0.39%
Common Stock	Pol Galido	225,000	0.87%
Common Stock	Directors and Officers as a Group	17,668,889	68.44%

_____________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 25, 2016, the Company issued 17,339,889 shares of its common stock to Matthew Rhoden pursuant to an Executive Agreement between the Company, Matt Rhoden (the “Executive”) and Rene Hamouth (the “Principal Shareholder”) dated January 4, 2016. The agreement provided for the employment of the Executive as Chief Executive Officer of the Company for a period of 5 years, unless sooner terminated by the Board of Directors. The agreement also provided for the Executive and Principal Stockholder to vote together on all matters presented to the shareholders for vote and for each to grant the other a right of first refusal on shares owned by each during the term of the agreement. The $866,994 estimated fair value of the 17,339,889 shares of Company common stock was charged to “Officer compensation” in the statement of operations for the three months ended March 31, 2016. The 17,339,889 shares of Company common stock were returned to the Company and cancelled on January 13, 2017 due to Mr. Rhoden’s resignation as chief executive officer and director at the Company on January 12, 2017.

On September 1, 2016, the Company sold 55,000 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $33,000 proceeds were paid to Rene Hamouth and recorded as a reduction in the Company’s liability to Mr. Hamouth.

We do not consider any of our directors as being independent under item 407 (a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors during our last two fiscal years are set forth below.

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015

Audit Fees		$17,500		$17,500
Audit-Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$17,500		$17,500

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

10.2	Consulting Contract between the Company and Craig Alford, dated January 1, 2012 (7)
10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Incorporated by reference from our 10-K, filed with the SEC on April 16, 2012.
(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN-AGRA, INC.

Date: July 13, 2017	By:	/s/ Rene Hamouth
Rene Hamouth
President, Chairman of the Board, Secretary and a director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Hamouth	Chairman of the Board,	July 13, 2017
Rene Hamouth	President, Secretary and a director

