Form 10-Q
period 2017-03-31
Evergreen-Agra, Inc.
filed 2017-07-31
CIK 1438673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53902

Evergreen-Agra Global Investments, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 26,004,936 shares of common stock outstanding as of June 30, 2017.

Evergreen-Agra Global Investments, Inc.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2017

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra Global Investments, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Evergreen-Agra Global Investments, Inc.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	82	82
Total current assets	82	82

Equipment, less accumulated depreciation of $4,500 and $4,500, respectively	-	-

Total Assets	$82	$82

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$576,171	$574,742
Accounts payable - related parties	486,806	472,643
Total current liabilities and total liabilities	1,062,977	1,047,385

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value :
100,000,000 Common Shares Authorized;
25,816,602 and 42,881,491 Shares Issued and
Outstanding, respectively	25,817	42,882
Additional paid-in capital	2,519,529	2,337,464
Accumulated deficit	(3,608,241)	(3,427,649)
Total stockholders’ deficit	(1,062,895)	(1,047,303)

Total liabilities and stockholders’ deficit	$82	$82

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra Global Investments, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2017	2016

Revenue	$-	$-

Operating Expenses:
Officer compensation (stock-based)	-	866,994
Professional fees (Including stock-based of $15,000 in 2017)	15,000	5,000
Other general and administrative	10,891	1,069
Depreciation of equipment	-	200
Foreign exchange loss (gain)	4,701	41,553
Total Operating Expenses	30,592	914,816

Income (Loss) from Operations	(30,592)	(914,816)
Stock-based costs relating to terminated acquisitions of Green-Era Consulting and Med-Care Advisors	(150,000)	-

Net Income (Loss)	$(180,592)	$(914,816)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	27,952,098	42,248,495

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra Global Investments, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2017	2016

Cash Flows from Operating Activities
Net Income (loss)	$(180,592)	$(914,816)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	15,000	866,994
Stock-based costs relating to terminated acquisitions of Green-Era Consulting and Med-Care Advisors	150,000	-
Depreciation of equipment	-	200
Increase (decrease) in accounts payable	1,429	14,528
Increase (decrease) in accounts payable - related parties	14,163	33,094
Net cash used in operating activities	-	-

Net cash used in investing activities	-	-

Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra Global Investments, Inc.
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2016 and Three Months Ended March 31, 2017 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)
Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Private placement on September 1, 2016	55,000	55	32,945	-	33,000
Net loss for the year ended December 31, 2016	-	-	-	(954,082)	(954,082)
Balance - December 31, 2016	42,881,491	42,882	2,337,464	(3,427,649)	(1,047,303)
Cancellation on January 13, 2017 of shares issued to Matthew Rhoden on February 25, 2016	(17,339,889)	(17,340)	17,340	-	-
Shares issued for legal services on March 1, 2017	25,000	25	14,975	-	15,000
Shares issued on March 7, 2017 relating to terminated acquisitions	250,000	250	149,750	-	150,000
Net loss for the quarter ended March 31, 2017	-	-	-	(180,592)	(180,592)
Balance - March 31, 2017	25,816,602	$25,817	$2,519,529	$(3,608,241)	$(1,062,895)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA GLOBAL INVESTMENTS, INC.

Notes to Consolidated Financial Statements

For The Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Description of Business and History

Evergreen-Agra Global Investments, Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010, the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. Effective June 23, 2017, the Company changed its name to Evergreen-Agra Global Investments, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013. In May 2017, the Company announced plans to register the Company as a closed ended fund to invest in public companies within the cannabis sector.

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

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2017, the Company had negative working capital of $1,062,895. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra Global Investments, Inc. (from November 19, 2013 to March 31, 2017) and its wholly owned subsidiary ES (from inception on August 15, 2013 to March 31, 2017). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at December 31, 2016 and March 31, 2017.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2017 and December 31, 2016. The Company’s financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Reclassification

Certain 2016 expense amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4. ACCOUNTS PAYABLE

Accounts payable at March 31, 2017 and December 31, 2016 consists of:

	March 31, 2017	December 31, 2016
Former law firms	$479,425	$478,545
Former audit firms	7,625	7,625
Other service providers	89,121	88,572
Total	$576,171	$574,742

At March 31, 2017, $146,418 of the total $576,171 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the March 31, 2017 exchange rate of $0.75069.

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

NOTE 5. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at March 31, 2017 and December 31, 2016 consists of:

	March 31, 2017	December 31, 2016

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$51,993	$51,645

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	57,922	57,482

Sam Sangha, brother of Harpreet Sangha	116,865	115,951

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	23,568	12,956

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	236,458	234,609
Total	$486,806	$472,643

At March 31, 2017, $454,674 of the total $486,806 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the March 31, 2017 exchange rate of $0.75069.

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

Issuances in 2017

On January 13, 2017, the 17,339,889 shares of Company common stock issued to Matthew Rhoden on February 25, 2016 (see above) were returned to the Company and cancelled due to the resignation of Matthew Rhoden as chief executive officer and director of the Company on January 12, 2017.

On March 1, 2017, the Company issued 25,000 shares of its common stock to its law firm for services rendered. The $15,000 estimated fair value of the 25,000 shares of Company common stock was charged to “Professional fees” in the statement of operations for the three months ended March 31, 2017.

On March 7, 2017, the Company issued 250,000 shares of its common stock to Jonas LaForge in connection with contemplated transactions with Green – Era Consulting and Med – Care Advisors. The conditions for closing were not completed and the Company has requested Mr. LaForge return the 250,000 shares for cancellation. The $150,000 estimated fair value of the 250,000 shares of Company common stock was charged to “Stock-based costs related to terminated acquisitions” in the statement of operations for the three months ended March 31, 2017.

NOTE 7. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company’s effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended March 31,
	2017	2016

Corporate Federal income tax at 35%	$(63,207)	$(320,186)
Non-deductible stock-based compensation	5,250	303,448
Non-deductible stock-based costs related to terminated acquisitions	52,500	-
Non-deductible (non-taxable) foreign exchange (gain) loss	1,645	14,544
Change in valuation allowance	3,812	2,194
Provision for Income Taxes	$-	$-

At March 31, 2017, the Company has net operating loss carryforwards which expire from 2028 to 2037. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at March 31, 2017 since management’s assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 8. LEASE COMMITMENT

The Company uses premises provided by its Chairman of the Board of Directors under a Lease Agreement effective January 1, 2017. The agreement has a term of one year and provides for rent of $3,000 per month, For the three months ended March 31, 2017 and 2016, rent expense was $9,000 and $0, respectively.

NOTE 9. SUBSEQUENT EVENTS

On May 23, 2017, the Company sold 83,334 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $50,000 proceeds were used to pay Company liabilities and expenses.

On June 23, 2017, the Company changed its name to Evergreen – Agra Global Investments, Inc.

On June 27, 2017, the Company issued 105,000 shares of its common stock to Arthur Porcari for consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our most recent audited financial statements which are included in the Form 10-K for the year ended December 31, 2016, and the related notes to such financial statements. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We have yet to generate revenues to achieve profitability.

Plan of Operations

Evergreen-Agra Global Investments, Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010 the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. Effective June 23, 2017, the Company changed its name to Evergreen-Agra Global Investments, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013.

At March 31, 2017, the Company had negative working capital of $1,062,895. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 23, 2017, the Company sold 83,334 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $50,000 proceeds were used to pay Company liabilities and expenses.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, we had no revenues. Total operating expenses decreased $884,224 from $914,816 in 2016 to $30,592 in 2017. Officer stock-based compensation decreased $866,994 from $866,994 in 2016 to $0 in 2017. Other stock-based compensation increased $15,000 from $0 in 2016 to $15,000 in 2017. General and administrative expenses increased $9,822 from $1,069 in 2016 to $10,891 in 2017. Foreign exchange loss decreased $36,852 from loss of $41,553 in 2016 to loss of $4,701 (resulting from an increase in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollar).

Net income (loss) decreased $734,224 from a net loss of $914,816 in 2016 to a net loss of $180,592 in 2017. The decrease was due to the $866,994 increase in officer stock-based compensation offset by increasing of other stock-based compensation of $15,000, the $9,822 increase in general and administrative expenses, and the $36,852 decrease in foreign exchange loss explained above.

Liquidity and Capital Resources

We had a working capital deficit of $1,062,895 at March 31, 2017. At both March 31, 2017 and December 31, 2016, we had no cash or cash equivalents. Most of our general and administrative expenses paid in 2017 and 2016 were paid directly by or on behalf of our Chairman of the Board of Directors.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Chairman and Chief Executive Officer, and Todd Hazlewood, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of March 31, 2017. Based on this evaluation, our chairman and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for our year ended December 31, 2016, which deficiencies have not been remedied.

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

10.2	Consulting Contract between the Company and Craig Alford, dated July 1, 2011 (7)
10.3	Letter Agreement between the Company and Resource Energy Development, Inc., dated October 11, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101	Interactive data files pursuant to Rule 405 of Regulation S-T

Notes
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the SEC on September 5, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 3, 2010.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 17, 2010.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 20, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 9, 2012.
(7)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 16, 2012.
(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen-Agra Global Investments, Inc.

Date: July 28, 2017	By:	/s/ "Rene Hamouth"
Rene Hamouth
Chief Executive Officer

