Form 10-Q
period 2017-06-30
Evergreen-Agra, Inc.
filed 2017-08-01
CIK 1438673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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
June 30, 2017

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

●	our need for additional financing;

●	the competitive environment in which we operate;

●	our dependence on key personnel;

●	conflicts of interest of our directors and officers;

●	our ability to fully implement our business plan;

●	our ability to effectively manage our growth; and

●	other regulatory, legislative and judicial developments.

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2016, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra Global Investments, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Evergreen-Agra Global Investments, Inc.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	2,422	82
Total current assets	2,422	82

Equipment, less accumulated depreciation of $4,500 and $4,500, respectively	-	-

Total Assets	$2,422	$82

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$570,765	$574,742
Accounts payable - related parties	475,663	472,643
Total current liabilities and total liabilities	1,046,428	1,047,385

Stockholders’ Equity (Deficit):

Common Stock, $0.001 par value: 100,000,000 Common Shares Authorized; 26,004,936 and 42,881,491 Shares Issued and Outstanding, respectively	26,005	42,882
Additional paid-in capital	2,632,341	2,337,464
Accumulated deficit	(3,702,352)	(3,427,649)
Total stockholders’ deficit	(1,044,006)	(1,047,303)

Total liabilities and stockholders’ deficit	$2,422	$82

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra Global Investments, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$-	$-	$-	$-

Operating Expenses:
Officer stock-based compensation	-	-	-	866,994
Consulting Fees (all stock-based)	63,000	-	63,000	-
Professional fees (including stock-based of $15,000 in 2017)	-	48,112	15,000	53,112
Other general and administrative	15,415	5,467	26,306	6,536
Depreciation of equipment	-	200	-	400
Foreign exchange loss (gain)	15,696	(956)	20,397	40,597
Total Operating Expenses	94,111	52,823	124,703	967,639

Income (Loss) from Operations	(94,111)	(52,823)	(124,703)	(967,639)
Stock-based costs relating to terminated acquisitions of Green-Era Consulting and Med-Care Advisors	-	-	(150,000)	-

Net Income (Loss)	$(94,111)	$(52,823)	$(274,703)	$(967,639)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	25,863,855	42,826,491	26,892,037	42,539,090

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra Global Investments, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2017	2016

Cash Flows from Operating Activities
Net Income (loss)	$(274,703)	$(967,639)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Officer stock-based compensation	-	866,994
Other stock-based service compensation	78,000	-
Stock-based costs relating to terminated acquisitions	150,000	-
Depreciation of equipment	-	400
(Increase) decrease in prepaid expense	(2,340)	-
Increase (decrease) in accounts payable	(3,977)	25,375
Increase (decrease) in accounts payable - related parties	3,020	74,870
Net cash used in operating activities	(50,000)	-

Net cash used in investing activities	-	-

Net cash provided by financing activities
Proceeds from private placement	50,000	-

Net Increase (Decrease) in Cash	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Evergreen-Agra Global Investments, Inc.
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2016 and Six Months Ended June 30, 2017 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)
Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Private placement on September 1, 2016	55,000	55	32,945	-	33,000
Net loss for the year ended December 31, 2016	-	-	-	(954,082)	(954,082)
Balance - December 31, 2016	42,881,491	42,882	2,337,464	(3,427,649)	(1,047,303)
Cancellation on January 13, 2017 of shares issued to Matthew Rhoden on February 25, 2016	(17,339,889)	(17,340)	17,340	-	-
Shares issued for legal services on March 1, 2017	25,000	25	14,975	-	15,000
Shares issued on March 7, 2017 relating to terminated acquisitions	250,000	250	149,750	-	150,000
Private placement on May 23, 2017	83,334	83	49,917	-	50,000
Shares issued for consulting services on June 27, 2017	105,000	105	62,895	-	63,000
Net loss for the quarter ended June 30, 2017	-	-	-	(274,703)	(274,703)
Balance - June 30, 2017 (Unaudited)	26,004,936	$26,005	$2,632,341	$(3,702,352)	$(1,044,006)

The accompanying notes are an integral part of these consolidated financial statements.

EVERGREEN-AGRA GLOBAL INVESTMENTS, INC.

Notes to Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2017 and 2016

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

On November 19, 2013, pursuant to a letter of intent dated September 10, 2013, the Company issued 20,000,000 post-split shares of its common stock to Rene Hamouth in exchange for 100% ownership of Evergreen Systems (“ES”). Except for conducting research on the medical marijuana industry, ES had no assets, liabilities, or business operations prior to the acquisition. At closing, the Company also issued 19,600,000 post-split shares of its common stock to Harpreet Sangha (then director and former chief executive officer of the Company from September 19, 2009 to September 1, 2013) for future services to be rendered and 1,000,000 post-split shares of its common stock to Richard Specht (secretary and director of the Company from September 1, 2013 to November 21, 2014) for services rendered. ES became a wholly owned part of the Company. The acquisition resulted in a change of control of the Company on November 19, 2013 and was accounted for as a reverse acquisition.

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2017, the Company had negative working capital of $1,044,006. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three and six months periods ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Evergreen-Agra Global Investments, Inc. (from November 19, 2013 to June 30, 2017) and its wholly owned subsidiary ES (from inception on August 15, 2013 to June 30, 2017). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at December 31, 2016 and June 30, 2017.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2017 and December 31, 2016. The Company’s financial instruments consist of cash and accounts payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 4. ACCOUNTS PAYABLE

Accounts payable at June 30, 2017 and December 31, 2016 consists of:

	June 30, 2017	December 31, 2016
Former law firms	$482,365	$478,545
Former audit firms	7,625	7,625
Other service providers	80,775	88,572
Total	$570,765	$574,742

At June 30, 2017, $150,241 of the total $570,765 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the June 30, 2017 exchange rate of $0.7703.

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

NOTE 5. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at June 30, 2017 and December 31, 2016 consists of:

	June 30, 2017	December 31, 2016

Harpreet Sangha, chief executive office of the Company from September 19, 2009 to September 1, 2013 and director of the Company from September 19, 2009 to May 4, 2014	$53,154	$51,645

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	59,393	57,482

Sam Sangha, brother of Harpreet Sangha	119,917	115,951

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the board of directors of the Company from July 17, 2014	566	12,956

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	242,633	234,609
Total	$475,663	$472,643

At June 30, 2017, $466,547 of the total $475,663 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the June 30, 2017 exchange rate of $0.7703.

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

On June 27, 2017, the Company issued 105,000 shares of its common stock to Arthur Porcari for consulting services. The $63,000 estimated fair value of the 105,000 shares of Company common stock was charged to “Consulting fees” in the statement of operations for the three months ended June 30, 2017.

NOTE 7. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company’s effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Corporate Federal income tax at 35%	$(32,939)	$(18,488)	$(96,146)	$(338,674)
Non-deductible stock-based compensation	22,050	-	27,300	303,448
Non-deductible stock-based costs related to terminated acquisitions	-	-	52,500	-
Non-deductible (non-taxable) foreign exchange (gain) loss	5,494	(335)	7,139	14,209
Change in valuation allowance	5,395	18,823	9,207	21,017
Provision for Income Taxes	$-	$-	$-	$-

At June 30, 2017, the Company has net operating loss carryforwards which expire from 2028 to 2037. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at June 30, 2017 since management’s assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 8. LEASE COMMITMENT

The Company uses premises provided by its Chairman of the Board of Directors under a Lease Agreement effective January 1, 2017. The agreement has a term of one year and provides for rent of $3,000 per month. For the three and six months ended June 30, 2017 and 2016, rent expense was $9,000, $18,000, $0 and $0, respectively.

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

At June 30, 2017, the Company had negative working capital of $1,044,006. Further, the Company has had no revenues from inception on August 15, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

For the three months ended June 30, 2017 and 2016, we had no revenues. Total operating expenses increased $41,288 from $52,823 in 2016 to $94,111 in 2017. Stock-based compensation increased $63,000 from $0 in 2016 to $63,000 in 2017. General and administrative expenses decreased $38,164 from $53,579 in 2016 to $15,415 in 2017 due to higher professional fees in 2016 as a result of our filing of our 2014 and 2015 periodic reports with the SEC in 2016. Foreign exchange loss increased $16,652 from a gain of $956 in 2016 (resulting from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $15,696 in 2017 (resulting from an increase in the Canadian Dollar exchange rate).

Net loss increased $41,288 from a net loss of $52,823 in 2016 to a net loss of $94,111 in 2017. The increase was due to the $63,000 increase in stock-based compensation and the $16,652 increase in foreign exchange loss, offset partially by the $38,164 decrease in general and administrative expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and 2016, we had no revenues. Total operating expenses decreased $842,936 from $967,639 in 2016 to $124,703 in 2017. Total stock-based compensation decreased $788,994 from $866,994 in 2016 as a result of the issuance of 17,339,889 shares of Company common stock to Matthew Rhoden on February 25, 2016 pursuant to an Executive Agreement dated January 4, 2016 to $78,000 in 2017. General and administrative expenses (non-stock based) decreased $33,342 from $59,648 in 2016 to $26,306 in 2017 due to higher professional fees in 2016 as a result of our filing of our 2014 and 2015 periodic reports with the SEC in 2016. Foreign exchange loss (gain) decreased $20,200 from a loss of $40,597 in 2016 (resulting from an increase in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $20,397 in 2017 also resulting from an increase in the Canadian Dollar exchange rate.

Net loss decreased $692,936 from a net loss of $967,639 in 2016 to a net loss of $274,703 in 2017. The decrease was due to the $842,936 decrease in operating expenses, offset by a $150,000 increase in stock based costs relating to terminated aquisitions of Green-Era Consulting and Med-Care Advisors in 2017.

Liquidity and Capital Resources

We had a working capital deficit of $1,044,006 at June 30, 2017. At both June 30, 2017 and December 31, 2016, we had no cash or cash equivalents. Most of our general and administrative expenses paid in 2017 and 2016 were paid directly by or on behalf of our Chairman of the Board of Directors.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Chairman and Chief Executive Officer, and Todd Hazlewood, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of June 30, 2017. Based on this evaluation, our chairman and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for our year ended December 31, 2016, which deficiencies have not been remedied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2017 the Company sold 83,334 shares of its common stock to an investor for proceeds of $50,000. The $50,000 proceeds were used to pay Company liabilities and expenses.

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

__________

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

Evergreen-Agra Global Investments, Inc.

Date: August 1, 2017	By:	/s/ Rene Hamouth
Rene Hamouth
Chairman of the Board and a Director

