Form 10-Q
period 2017-09-30
Evergreen-Agra Global Investments, Inc.
filed 2017-11-29
CIK 1438673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 26,354,936 shares of common stock outstanding as of November 19, 2017.

Evergreen-Agra Global Investments, Inc.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2017

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Evergreen-Agra Global Investments, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Evergreen-Agra Global Investments, Inc.

Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,735	$-
Prepaid expense	82	82
Total current assets	4,817	82

Equipment, less accumulated depreciation of $4,500 and $4,500, respectively	-	-

Total Assets	$4,817	$82

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$592,243	$574,742
Accounts payable - related parties	533,336	472,643
Short term loan payable	35,000	-
Total current liabilities and total liabilities	1,160,579	1,047,385

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value : 75,000,000 Common Shares Authorized; 26,354,936 and 42,881,491 Shares Issued and Outstanding, respectively	26,355	42,882
Additional paid-in capital	2,841,991	2,337,464
Accumulated deficit	(4,024,108)	(3,427,649)
Total stockholders’ deficit	(1,155,762)	(1,047,303)

Total liabilities and stockholders’ deficit	$4,817	$82

The accompanying notes are an integral part of these financial statements.

Evergreen-Agra Global Investments, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses:
Officer stock-based compensation	210,000	-	210,000	866,994
Stock-based consulting and professional fees	-	-	78,000	-
Consulting fees	26,573	-	26,573	-
Professional fees	16,450	6,017	16,450	59,129
Rent	9,000	-	27,000	-
Depreciation of equipment	-	200	-	600
Other general and administrative	28,976	1,086	37,282	7,622
Foreign exchange loss (gain)	23,756	(7,779)	44,153	32,818
Total Operating Expenses	314,755	(476)	439,458	967,163

Income (Loss) from Operations	(314,755)	476	(439,458)	(967,163)

Other Income and (Expenses)
Stock-based costs relating to terminated acquisitions of Green-Era Consulting and Med-Care Advisors	-	-	(150,000)	-
Loan interest expense	(7,001)	-	(7,001)	-
Total Other Expenses	(7,001)	-	(157,001)	-

Net Income (Loss)	$(321,756)	$476	$(596,459)	$(967,163)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	26,214,175	42,826,491	26,663,600	42,635,943

The accompanying notes are an integral part of these financial statements.

Evergreen-Agra Global Investments, Inc.

Statements of Stockholders' Equity/(Deficit)

For the Year Ended December 31, 2016 and Nine Months Ended September 30, 2017 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity/(Deficit)
Balance - December 31, 2015	25,486,602	$25,487	$1,454,865	$(2,473,567)	$(993,215)
Shares issued to Matthew Rhoden pursuant to Executive Agreement dated January 4, 2016	17,339,889	17,340	849,654	-	866,994
Private placement on September 1, 2016	55,000	55	32,945	-	33,000
Net loss for the year ended December 31, 2016	-	-	-	(954,082)	(954,082)
Balance - December 31, 2016	42,881,491	42,882	2,337,464	(3,427,649)	(1,047,303)
Cancellation on January 13, 2017 of shares issued to Matthew Rhoden on February 25, 2016	(17,339,889)	(17,340)	17,340	-	-
Shares issued for legal services on March 1, 2017	25,000	25	14,975	-	15,000
Shares issued on March 7, 2017 relating to terminated acquisitions	250,000	250	149,750	-	150,000
Private placement on May 23, 2017	83,334	83	49,917	-	50,000
Shares issued for consulting services on June 27, 2017	105,000	105	62,895	-	63,000
Shares issued for services on August 9, 2017	350,000	350	209,650	-	210,000
Net loss for the nine months ended September 30, 2017	-	-	-	(596,459)	(596,459)
Balance - September 30, 2017 (Unaudited)	26,354,936	$26,355	$2,841,991	$(4,024,108)	$(1,155,762)

The accompanying notes are an integral part of these financial statements.

Evergreen-Agra Global Investments, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2017	2016

Cash Flows from Operating Activities
Net Income (loss)	$(596,459)	$(967,163)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Officer stock-based compensation	210,000	866,994
Stock-based consulting and professional fees	78,000	-
Stock-based costs relating to terminated acquisitions	150,000	-
Depreciation of equipment	-	600
Increase (decrease) in interest payable	7,000	-
Increase (decrease) in accounts payable	17,501	30,583
Increase (decrease) in accounts payable - related parties	60,693	68,986
Net cash used in operating activities	(73,265)	-

Net cash used in investing activities	-	-

Net cash provided by financing activities
Proceeds from private placement	50,000	-
Proceeds from short term loan	28,000	-
Net cash provided by financing activities	78,000	-

Net Increase (Decrease) in Cash	4,735	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$4,735	$-

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EVERGREEN-AGRA GLOBAL INVESTMENTS, INC.

Notes to Financial Statements

For The Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Description of Business and History

Evergreen-Agra Global Investments, Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010, the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. Effective June 23, 2017, the Company changed its name to Evergreen-Agra Global Investments, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013. In May 2017, the Company announced plans to register the Company as a closed ended fund to invest in public companies within the cannabis sector. The Company re-registered the corporation in the State of Delaware on September 27, 2017.

NOTE 2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2017, the Company had negative working capital of $1,155,762. Further, the Company has had no revenues since the change in control transaction on November 19, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation. Operating results for the three and nine months periods ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. We had cash and cash equivalents of $4,735 and $0 at September 30, 2017 and December 31, 2016, respectively. .

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2017 and December 31, 2016. The Company’s financial instruments consist of cash, accounts payable, and short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 4. ACCOUNTS PAYABLE

Accounts payable at September 30, 2017 and December 31, 2016 consists of:

	September 30, 2017	December 31, 2016
Former law firms	$486,731	$478,545
Former audit firms	7,625	7,625
Other service providers	97,887	88,572
Total	$592,243	$574,742

At September 30, 2017, $155,922 of the total $592,243 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the September 30, 2017 exchange rate of $0.79942.

At December 31, 2016, $145,273 of the total $574,742 accounts payable is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2016 exchange rate of $0.74482.

The above accounts payable represent amounts primarily recorded in the records of Sharprock Resources, Inc. prior to the change in control transaction on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 5. ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable – related parties at September 30, 2017 and December 31, 2016 consists of:

Herminder Rai, chief financial officer of the Company from April 12, 2012 to September 21, 2013 and director of the Company from May 8, 2012 to March 11, 2014	61,579	57,482

Sam Sangha, brother of Harpreet Sangha	124,452	115,951

Rene Hamouth, chief executive officer of the Company from September 1, 2013 to July 17, 2014, director of the Company from September 1, 2013, and Chairman of the Board of Directors of the Company from July 17, 2014	40,619	12,956

Craig Alford, director of the Company from October 14, 2011 to September 1, 2013	251,807	234,609
Total	$533,336	$472,643

At September 30, 2017, $484,189 of the total $533,336 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the September 30, 2017 exchange rate of $0.79942.

At December 31, 2016, $451,118 of the total $472,643 accounts payable – related parties is denominated in Canadian Dollars. These accounts payable were translated to United States Dollars using the December 31, 2016 exchange rate of $0.74482.

The above accounts payable represent amounts primarily recorded in the records of Sharprock Resources, Inc. prior to the change in control transaction on November 19, 2013. Current management of the Company disputes these recorded liabilities.

NOTE 6. SHORT TERM LOAN PAYABLE

On July 20, 2017, the Company borrowed $28,000 from an investor and agreed to pay back in $35,000 on August 31, 2017. The Company did not pay this short-term loan yet and the loan is in default.

NOTE 7. COMMON STOCK ISSUANCES

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

On August 9, 2017, the Company issued 350,000 shares of its common stock to Rene Hamouth, Chairman of the Board of Directors of the Company from July 17, 2014, for services rendered. The $210,000 estimated fair value of the 350,000 shares of Company’s common stock was charged to “Officer stock-based compensation” in the statement of operations for the three months ended September 30, 2017.

NOTE 8. INCOME TAXES

The Company has generated taxable losses for the periods presented. Accordingly, no provisions for income taxes have been recorded.

The Company’s effective tax rate differs from the United States Federal income tax rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Corporate Federal income tax at 35%	$(112,615)	$167	$(208,761)	$(338,507)
Non-deductible officer stock-based compensation	73,500	-	73,500	303,448
Non-deductible stock-based consulting and professional fees	-	-	27,300	-
Non-deductible stock-based costs related to terminated acquisitions	-	-	52,500	-
Non-deductible (non-taxable) foreign exchange (gain) loss	8,315	(2,723)	15,454	11,486
Change in valuation allowance	30,800	2,556	40,007	23,573
Provision for Income Taxes	$-	$-	$-	$-

At September 30, 2017, the Company has net operating loss carryforwards which expire from 2028 to 2037. The deferred tax asset relating to these net operating loss carryforwards has been fully reserved for at September 30, 2017 since management’s assessment has not yet determined it to be more likely than not that the net operating loss carryforwards will be realized.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 9. LEASE COMMITMENT

The Company uses premises provided by its Chairman of the Board of Directors under a Lease Agreement effective January 1, 2017. The agreement has a term of one year and provides for rent of $3,000 per month. For the three and nine months ended September 30, 2017 and 2016, rent expense was $9,000, $27,000, $0 and $0, respectively.

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

Plan of Operations

Evergreen-Agra Global Investments, Inc. (hereinafter referred to as the “Company”) was incorporated on June 13, 2008 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was incorporated under the name AMF Capital Group, Inc. In June 2009, the Company changed its name to Blackrock Resources, Inc. In January 2010, the Company changed its name to Artepharm Global Corp. Effective July 20, 2011, the Company changed its name to Sharprock Resources Inc. Effective October 23, 2013 the Company changed its name to Evergreen-Agra, Inc. Effective June 23, 2017, the Company changed its name to Evergreen-Agra Global Investments, Inc. During the Company’s quarter ended September 30, 2011, the Company shifted its focus from mineral exploration to organic veterinary medical products. In the quarter ended December 31, 2013, the Company shifted its focus to medical marijuana coincident with its acquisition of Evergreen Systems effective November 19, 2013. In May 2017, the Company announced plans to register the Company as a closed ended fund to invest in public companies within the cannabis sector. The Company re-registered the corporation in the State of Delaware on September 27, 2017.

At September 30, 2017, the Company had negative working capital of $1,155,762. Further, the Company has had no revenues since the change in control transaction on November 19, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 23, 2017, the Company sold 83,334 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $50,000 proceeds were used to pay Company liabilities and expenses.

On July 20, 2017, the Company borrowed $28,000 from an investor and agreed to pay back in $35,000 on August 31, 2017. The Company did not pay this short-term loan yet and the loan is in default.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and 2016, we had no revenues. Total operating expenses increased $315,231 from a gain of $476 in 2016 to $314,755 in 2017. Stock-based compensation increased $210,000 from $0 in 2016 to $210,000 in 2017. General and administrative expenses increased $73,696 from $7,303 in 2016 to $80,999 in 2017 due to higher consulting and professional fees and other general and administrative expenses in 2017 as a result of our effort to bring back the business. Consulting fee was increased $26,573 from $0 to $26,573 in 2017. Professional fee was increased $10,433 from $6,017 in 2016 to $16,450 in 2017. Other general and administrative expenses was increased in $36,690 from 1,286 in 2016 to $37,976 in 2017. Foreign exchange loss increased $31,535 from a gain of $7,779 in 2016 (resulting from an increase in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $23,756 in 2017 (resulting from a decrease in the Canadian Dollar exchange rate).

Interest expense increased from $0 in 2016 to $7001 in 2017 resulted from a short-term loan borrowed in 2017.

Net loss increased $322,232 from a net gain of $476 in 2016 to a net loss of $321,756 in 2017. The increase was due to the $210,000 increase in stock-based compensation, $73,696 increase in general and administrative expenses and $7,001 increase in interest expense explained above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, we had no revenues. Total operating expenses decreased $527,705 from $967,163 in 2016 to $439,458 in 2017. Total stock-based compensation decreased $578,994 from $866,994 in 2016 as a result of the issuance of 17,339,889 shares of Company common stock to Matthew Rhoden on February 25, 2016 pursuant to an Executive Agreement dated January 4, 2016 to $288,000 in 2017. General and administrative expenses increased $39,954 from $67,351 in 2016 to $107,305 in 2017. Among increased general and administrative expenses, rent expense increased $27,000 in 2017 compared $0 in 2016, other general and administrative expenses was increased in $29,060 from 8,222 in 2016 to $37,282 in 2017. Foreign exchange loss increased $11,335 from a loss of $32,818 in 2016 (resulting from a decrease in the Canadian Dollar exchange rate used to translate our liabilities denominated in Canadian Dollars to United States Dollars) to a loss of $44,153 in 2017 (resulting from a decrease in the Canadian Dollar exchange rate).

Stock-based costs relating to terminated acquisitions of Green-Era Consulting and Med-Care Advisors was $150,000 in 2017 compared to $0 in 2016. Interest expense increased from $0 in 2016 to $7001 in 2017 resulted from a short-term loan borrowed in 2017.

Net loss decreased $370,704 from a net loss of $967,163 in 2016 to a net loss of $596,459 in 2017. The decrease was due to the $578,994 decrease in stock-based compensation, offset by $39,954 increase in general and administrative expenses, $11,335 increase in foreign exchange loss, $150,000 increase in stock-based terminated acquisition cost and $7,001 increase loan interest explained above.

Liquidity and Capital Resources

We had a working capital deficit of $1,155,762 at September 30, 2017. At both September 30, 2017 and December 31, 2016, we had $4,735 and $0 cash or cash equivalents, respectively. Most of our general and administrative expenses paid in 2017 and 2016 were paid directly by or on behalf of our Chairman of the Board of Directors.

On May 23, 2017, the Company sold 83,334 shares of its common stock at a price of $0.60 per share to an investor in a private placement. The $50,000 proceeds were used to pay Company liabilities and expenses.

On July 20, 2017, the Company borrowed $28,000 from an investor and agreed to pay back in $35,000 on August 31, 2017. The Company did not pay this short-term loan yet and the loan is in default.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Rene Hamouth, our Chairman and Chief Executive Officer, and Todd Hazlewood, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) of the exchange Act) as of September 30, 2017. Based on this evaluation, our chairman and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the deficiencies in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for our year ended December 31, 2016, which deficiencies have not been remedied.

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

Evergreen-Agra Global Investments, Inc.

Date: November 28, 2017	By:	/s/ Rene Hamouth
Rene Hamouth
Chairman of the Board and a Director

